Form 10-Q
period 1995-03-31
IDS MANAGED FUTURES L P
filed 1995-05-12
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1995 or

               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from            to


                            Commission File Number 0-16515


                             IDS MANAGED FUTURES, L.P.
                   (Exact name of registrant as specified in its charter)


             Delaware                                       06-1189438
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification #)


              233 South Wacker Dr., Suite 2300, Chicago, IL      60606
            (Address of principal executive offices)            (Zip Code)


          Registrant's telephone number, including area code (312) 460-4000


                                 Not Applicable
          Former name, former address and former fiscal year, if changed since last report.


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No

                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1995,

and the additional time frames as noted:
                                               Fiscal Quarter     Year to Date      Fiscal Year    Fiscal Quarter   Year to Date
                                                Ended 3/31/95      To 3/31/95     Ended 12/31/94    Ended 3/31/94    To 3/31/94
                                               --------------    --------------    --------------   --------------  -------------
Statement of
Financial Condition                                   X                                  X

Statement of
Operations                                            X                X                                  X               X

Statement of Changes
in Partners' Capital                                                   X

Statement of
Cash Flows                                                             X                                                  X

Notes to Financial
Statements                                            X

           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Mar 31, 1995      Dec 31, 1994
                                               ---------------   --------------
ASSETS
Cash at Escrow Agent                                       $0         $699,380
Equity in commodity futures
   trading accounts:
   Account balance                                 24,418,852       22,041,930
   Unrealized gain on open
     futures contracts                              3,353,759        1,340,020
                                               ---------------   --------------
                                                   27,772,611       24,081,330

Interest receivable                                   124,537          103,566
Prepaid G.P. fee                                      245,202                0
                                               ---------------   --------------
      Total assets                                $28,142,350      $24,184,896
                                               ===============   ==============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to IDS and CIS            $106,839         $100,640
   Accrued management fee                              84,501           69,060
   Accrued incentive fee                              302,369                0
   Accrued operating expenses                          99,398           54,700
   Redemptions payable                                 40,299           99,551
   Selling and Offering Expenses Payable                    0           83,746
                                               ---------------   --------------
      Total liabilities                               633,406          407,697

Partners' Capital:
   Limited partners ( 108,794.33 units             27,028,443       23,356,449
     outstanding at 3/31/95, 35,537.41
     units outstanding at 12/31/94) (see Note 1)
   General partners (1,934.10 units outstanding       480,502          420,750
    3/31/95 and 640.18 at 12/31/94) (see Note 1)
                                               ---------------   --------------
      Total partners' capital                      27,508,945       23,777,199
                                               ---------------   --------------
      Total liabilities and
        partners' capital                         $28,142,350      $24,184,896
                                               ===============   ==============


In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)


           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED
                                                 Jan 1, 1995      Jan 1, 1995       Jan 1, 1994      Jan 1, 1994
                                                   through          through           through          through
                                                Mar 31, 1995      Mar 31, 1995     Mar 31, 1994     Mar 31, 1994
                                               ---------------   --------------   ---------------  ---------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $1,677,931       $1,677,931         ($441,612)       ($441,612)
   Change in unrealized gain (loss)
     on open positions                              2,013,739        2,013,739           435,866          435,866
Interest income                                       315,305          315,305           104,671          104,671
Foreign currency transaction gain (loss)              204,487          204,487            43,522           43,522
                                               ---------------   --------------   ---------------  ---------------
      Total revenues                                4,211,462        4,211,462           142,446          142,446


EXPENSES

   Commissions paid to IDS and CIS                    247,888          247,888           159,036          159,036
   Exchange fees                                        5,001            5,001             4,043            4,043
   Management fees                                    229,709          229,709           136,656          136,656
   Incentive fees                                     302,369          302,369            65,252           65,252
   General Partner fee to IDS and CIS                  81,734           81,734            50,755           50,755
   Operating expenses                                  65,607           65,607            (2,190)          (2,190)
                                               ---------------   --------------   ---------------  ---------------
      Total expenses                                  932,308          932,308           413,552          413,552
                                               ---------------   --------------   ---------------  ---------------
      Net profit (loss)                            $3,279,154       $3,279,154         ($271,106)       ($271,106)
                                               ===============   ==============   ===============  ===============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $29.36           $29.36           ($16.26)         ($16.26)
                                               ===============   ==============   ===============  ===============
                                               (see Note 1)      (see Note 1)

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1995 through March 31, 1995

                   UNAUDITED
                                                                       Limited           General
                                                       Units*         Partners          Partners            Total
                                               ---------------   --------------   ---------------  ---------------
Partners' capital at January 1, 1995                35,537.41      $23,356,449          $420,750      $23,777,199

Net profit (loss)                                                    3,222,282            56,872        3,279,154

Additional Units Sold or Created from 3-for-1 S     73,902.29          698,522             2,880          701,402
(see Note 1)
Less Selling and Organizational Costs                                  (80,754)                0          (80,754)

Redemptions (see Note 1)                              (645.37)        (168,056)                          (168,056)
                                               ---------------   --------------   ---------------  ---------------
Partners' capital at March 31, 1995                108,794.33      $27,028,443          $480,502      $27,508,945
                                               ===============   ==============   ===============  ===============

Net asset value per unit
   January 1, 1995 (see Note 1)                                         219.08            219.08

Net profit (loss) per unit (see Note 1)                                  29.36             29.36
                                                                 --------------   ---------------
Net asset value per unit
  March 31, 1995                                                       $248.44           $248.44

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED
                                                 Jan 1, 1995      Jan 1, 1994
                                                  through           through
                                                Mar 31, 1995      Mar 31, 1994
                                               ---------------   --------------
Cash flows from operating activities:
   Net profit (loss)                               $3,279,154        ($271,106)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (2,013,739)        (435,867)
     Interest receivable                              (20,971)          (9,533)
     Prepaid general partner fee                     (245,202)        (152,264)
     Accrued liabilities                              368,706            5,724
     Redemptions payable                              (59,252)           8,019
     Selling and Offering Expenses Payable            (83,746)        (171,575)
                                               ---------------   --------------
     Net cash provided by (used in)
       operating activities                         1,224,950       (1,026,601)

Cash flows from financing activities:
   Additional Units Sold                              701,402        2,241,690
   Selling and Offering Expenses                      (80,754)        (264,514)
   Partner redemptions                               (168,056)         (32,514)
                                               ---------------   --------------
   Net cash provided by (used in)
     financing activities                             452,592        1,944,662
                                               ---------------   --------------
Net increase (decrease) in cash                     1,677,542          918,060

Cash at beginning of period                        22,741,310       14,453,526
                                               ---------------   --------------
Cash at end of period                             $24,418,852      $15,371,586
                                               ===============   ==============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                              IDS MANAGED FUTURES, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1995


          (1)  GENERAL INFORMATION AND SUMMARY

               IDS Managed Futures, L.P. (the "Partnership"), a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon pursuant to the trading instructions of independent trading advisors. The general partners are IDS Futures Corporation and CIS Investments, Inc. The clearing broker is Cargill Investor Services, Inc. (the "Clearing Broker"), the parent company of CIS Investments, Inc. IDS Futures Corporation is an affiliate of IDS Financial Services Inc. which acts as the Partnership's introducing broker and selling agent. Effective January 1, 1995, IDS Financial Corporation, the parent company of IDS Financial Services Inc., changed its name to American Express Financial Corporation and IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc. These were solely name changes; the management and structure of each company did not change.

               Units of limited partnership interest ("Units") were offered by IDS Financial Services Inc. commencing March 27, 1987. At the end of the offering period, a total of 29,442 Units representing investments of $7,372,260 had been sold. Selling commissions of $353,280 were paid to IDS Financial Services Inc. Each of the General Partners purchased 213 Units. The Partnership's initial offering period ended and the Partnership began trading on June 16, 1987.

               The Partnership was reopened to additional investment pursuant to a new registration statement on Form S-1 that was declared effective with the SEC on March 29, 1993. The maximum sales allowed in this additional offering was $10,000,000. The minimum subscription size for the reopening was $1,000 for investors not affiliated with IDS. On January 31, 1994, a registration statement on Form S-1 was declared effective with the SEC for purposes of offering $20,000,000 of Units in the Partnership in addition to the unsold portion of the $10,000,000 of Units offered pursuant to the Prospectus dated March 29, 1993.

               By December 31, 1994, a total of 25,571.16 Units representing a total investment of $20,033,657 of limited partnership interest had been sold in the combined offerings. Selling commissions of $1,145,552 were paid to IDS by the new limited partners. All new investors paid organization and offering expenses totaling $1,202,003. During the period from December 10, 1994 through December 31, 1994, subscriptions for
          974.05 Units representing a total investment of $701,402 of limited partnership interest were received from investors which were accepted into the Partnership as of January 31, 1995. These were the final subscriptions received from investors before the close of the combined offerings. Selling commissions of $38,670 were paid to IDS by the new limited partners and all new investors paid organization and offering expenses totaling $42,084.

               On November 29, 1994, a registration statement on Form S-1 was filed with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. The Form S-1 was not declared effective with the SEC as of the date of the filing of this Form 10-Q.

               At the  close of business on February 28, 1995 each Unit was divided into three Units (the "3-for-1 split"), each of which had a Net Asset Value per Unit equal to the previous Net Asset Value per Unit divided by three. Accordingly, the total number of Units outstanding tripled as of that date and all partner transactions and valuations from that date forward were at the new levels.

               Commencing with the January 31, 1994 offering, the General Partners modified the method in which they were reimbursed for offering expenses that they advanced. All offering expenses incurred in offering Units since March 29, 1993 were treated as a single reimbursable amount. At the end of the offering (December 31, 1994), any excess of the aggregate Offering Expense charge received by the General Partners over the actual offering expenses advanced by them was rebated to those investors who purchased Units during the entire offering since March 29, 1993. Rebates were made pro rata based on the number of Units purchased by each investor and were paid in cash. The payout to investors equaled $671,399.88 and was paid to investors on approximately April 1, 1995. Any rebate of less than $15 per investor, however, was retained by the General Partners.

               The Partnership shall be terminated on Dec. 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the General Partners to dissolve the Partnership as of a specific date;

          (2) withdrawal, removal, insolvency, bankruptcy, legal disability or dissolution of the General Partners of the Partnership; (3) bankruptcy or insolvency of the Partnership; (4) decrease in the net asset value to less than $500,000; (5) the Partnership is declared unlawful; or (6) the net asset value per Unit declines to less than $200 per Unit and the General Partners elect to withdraw from the Partnership.



          (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Partnership follows in preparing its financial statements.

               Revenue Recognition

               Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset.
          Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter end.

               The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 90 percent of the average 90-day Treasury bill rate for U.S. Treasury bills issued during that month.

               Commissions

               Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $50.00 per round-turn contract to Cargill Investor Services, Inc. Cargill Investor Services, Inc. then reallocates $30 per round turn contract to American Express Financial Advisors Inc., an affiliate of IDS Futures Corporation.

               Foreign Currency Transactions

               Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the quarter while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.

               Statements of Cash Flows

               For  purposes   of  the  statements  of   cash  flows,  cash
          represents cash on deposit with the Clearing Broker in commodity futures trading accounts.

          (3)  FEES

               Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly, and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by John W. Henry & Co., Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"), the Partnership's Commodity Trading Advisors ("CTAs"). Under agreements signed with these CTAs, Sabre receives a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management and JWH receives 1/3 of 1% of the month-end net asset value under its management. Sabre receives 18% of the Partnership's trading profits, if any, in each quarter attributable to its trading and JWH receives 15% of the Partnership's trading profits, if any, in each quarter attributable to its trading.

               The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year net asset value of the Partnership to IDS Futures Corporation and CIS Investments, Inc., respectively.

          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $49,573 and $0 for the periods ended March 31, 1995 and March 31, 1994, respectively, and is included in operating expenses in the Statement of Operations.

          (5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

               The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at its Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier.

               The Partnership holds futures  and futures options positions on the various exchanges throughout the world. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

          (6)  FINANCIAL STATEMENT PREPARATION

               The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals.

               The results of operations for interim periods will not necessarily be indicative of the operating results for the fiscal year.

             Item 2.    Management's Discussion and Analysis of Financial
                               Condition and Results of Operation


                         Fiscal Quarter ended March 31, 1995

               The Partnership  recorded a  profit of $3,279,154  or $29.36 per Unit for the first quarter of 1995. The first month of the year was difficult due in part to losses in global interest rates and foreign exchange. However, the next two months saw profitable trends in the financial markets. As a result, the first quarter ended positively for the Partnership's accounts managed by John W. Henry & Co., Inc. but negatively for Sabre Fund Management Limited.

               As a result of the 3-for-1 unit split on February 28, 1995, the income (loss) per unit of partnership interest for January and February as shown below was calculated by dividing the income
          (loss) for each month by the Units outstanding for each month times three in order to compare performance to the March income
          (loss) per Unit.

               In January the financial markets were impacted by speculation regarding a possible Federal Reserve monetary tightening as a further effort to moderate domestic economic growth and inflation. The continued uncertainty regarding the financial crisis in Mexico and possible ramifications of the earthquake in Kobe, Japan also weighed on the financial markets. Therefore, the Partnership recorded a loss of $725,716 or $6.68 per Unit (or $20.06 per Unit prior to the 3-for-1 split) in January.

               During the month of February, global political and financial events, including the sudden demise of the British merchant bank, Barings PLC, sent stock prices falling around the world and investors rushing to the safety of German marks and U.S. bonds. The German mark benefited substantially from the uncertain state of many world economies and gained steadily versus the U.S. dollar and other European currencies. The U.S. dollar also sank to new postwar lows versus the Japanese yen. Long positions in foreign exchange and favorable positions in the Japanese financial markets generated substantial gains for the Partnership. As a result, the Partnership recorded a profit of $1,987,901 or $17.85 per Unit (or $53.57 per Unit prior to the 3-for-1 split) in February.

               The decline in value of the U.S. dollar gained momentum in March. Market participants ignored efforts by central bankers to support the dollar, including an unanticipated move by the German Bundesbank to lower short term rates late in March. By month end, the dollar reached yet another postwar low against the Japanese yen and fell considerably against the German mark. Gains in currency positions, global interest rates and stock indexes resulted in the Partnership recording a profit of $2,016,969 or $18.19 per Unit in March.

               On March 23, 1995, Juanita M. Costa resigned as a Vice President and Director of IDS Futures Corporation, one of the General Partners of the Partnership.

               The number of both limited and general partnership units increased in the first quarter due largely to the 3-for-1 unit split on February 28, 1995. The 3-for-1 unit split created an additional 72,932.75 limited partnership units and an additional 1,289.40 general partner units. As a result of the 3-for-1 unit split, the profit (loss) per unit of partnership interest as shown in the foregoing Statement of Operations and the Statements of Changes in Partners' Capital was calculated by dividing the January 1, 1995 Net Asset Value per Unit by three for comparison purposes of performance to the March 31, 1995 Net Asset Value per Unit (the January 1, 1995 Net Asset Value per Unit was $657.24 per unit before the 3-for-1 split and $219.08 after the 3-for-1 split).

               During the quarter, additional Units sold included 969.53 limited partnership units and 4.52 general partner units. Additional Units sold during the quarter represent subscriptions for a total of $701,402, before the reduction of selling commissions and organizational costs of $80,754. Investors redeemed a total of 645.37 Units during the quarter. At the end of the quarter there were 110,728.43 Units outstanding (including 1,934.10 Units owned by the General Partners).

                         Fiscal Quarter ended March 31, 1994

               The results for 1994 do not reflect the impact of the 3-for-1 unit split which took place on February 28, 1995. Therefore, to compare to the 1995 results, the per units amounts in this discussion should be divided by three.

               During the first quarter of 1994, the Partnership recorded a loss of $271,106 or $16.26 per Unit. The first two months of the year were especially difficult as the interest rate and currency markets were unsettled, showing little direction. March, however, brought some stability to the markets. As a result, the first quarter ended on a negative note for the Partnership's accounts of Sabre Fund Management Limited but positive for John
          W. Henry & Co., Inc.

               Trading in the financial sector, particularly in global interest rates which had contributed to much of last year's substantial returns, began the year on a negative note. The Japanese financial markets were unsettled due to the initial failure of the government to generate support for its economic revival package. Trading in foreign currency exchange was also negative as the US. dollar seesawed against the German mark and Japanese yen throughout the month. Therefore, the Partnership posted a loss of $661,502.74 or $31.64 per Unit in January.

               Considerable uncertainty and resulting volatility continued in the financial markets in February. The Federal Reserve raised its short term Fed Fund rate potentially signaling higher rates in the months ahead. Global interest rate markets reacted sharply as prices fell around the world. In addition, the speculation of a trade war between the U.S. and Japan caused price fluctuations in the yen/dollar relationship. Overall, profits in global interest rates were offset by losses in the foreign exchange markets. The Partnership recorded a loss of $506,529.42 or $22.22 per Unit in February.

               March was a profitable month for both of the traders of the Partnership. Accelerating world wide economic and political turmoil created sharp declines in global stock and bond prices. Political unrest, including trade tensions between the U.S. and Japan, an assassination in Mexico, instability in Russia and a potential conflict in Korea weighed heavily on the financial markets. Collapsing markets provided definite trend following opportunities in which both traders were able to profit. Trading in currencies, most notably the Japanese yen, German mark and Swiss franc also contributed to gains. Increased investor demand for silver caused a profitable uptrend for the traders. The Partnership posted a gain of $896,925.61 or $37.60 per Unit in March.

               During the quarter 2966.45 additional Units were sold while investors redeemed a total of 47.86 Units. At the end of the quarter there were 23,827.77 Units outstanding (including the 559.98 Units owned by the General Partners.) Additional Units sold during the quarter represent a total of $2,241,690, before the reduction of selling commissions and organizational costs of $264,513.60.

                             Part II.  OTHER INFORMATION



          Item 1.  Legal Proceedings

                   None

          Item 2.  Changes in Securities

                    None

          Item 3.   Defaults Upon Senior Securities

                    None

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None

          Item 5.   Other Information

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    a)  Exhibits

                        None

                    b)  Reports on Form 8-K

                        None

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                        IDS MANAGED FUTURES, L.P.

          Date:  May  , 1995           By:   CIS Investments, Inc.
                                             One of its General Partners






          Date:  May  ,  1995           By: /s/ Donald J. Zyck
                                             Donald J. Zyck,
                                             Secretary & Treasurer

                                        (Duly authorized officer of the
                                        General Partner and the Principal
                                        Financial Officer of the General
                                        Partner)