Form 10-Q
period 1995-06-30
IDS MANAGED FUTURES L P
filed 1995-08-11
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q


               (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1995 or

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

                                 Yes   X     No


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1995,

and the additional time frames as noted:
                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/95     To 6/30/95     Ended 12/31/94  Ended 6/30/94   To 6/30/94
                                               --------------    --------------   --------------  --------------------------
Statement of
Financial Condition                                   X                                X

Statement of
Operations                                            X                X                               X             X

Statement of Changes
in Partners' Capital                                                   X

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X

           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Jun 30, 1995     Dec 31, 1994
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0        $699,380
Equity in commodity futures
   trading accounts:
   Account balance                                 28,112,430      22,041,930
   Unrealized gain on open
     futures contracts                               (139,158)      1,340,020
                                               ---------------   -------------
                                                   27,973,271      24,081,330

Interest receivable                                   124,032         103,566
Prepaid G.P. fee                                      163,468               0
                                               ---------------   -------------
      Total assets                                $28,260,772     $24,184,896
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to IDS and CIS             $36,928        $100,640
   Accrued management fee                              85,165          69,060
   Accrued incentive fee                              110,935               0
   Accrued operating expenses                         127,227          54,700
   Redemptions payable                                181,463          99,551
   Selling and Offering Expenses Payable                    0          83,746
                                               ---------------   -------------
      Total liabilities                               541,719         407,697

Partners' Capital:
   Limited partners ( 105,730.41 units             27,221,103      23,356,449
     outstanding at 6/30/95, 35,537.41
     units outstanding at 12/31/94) (see Note 1)
   General partners (1,934.10 units outstanding       497,950         420,750
    6/30/95 and 640.18 at 12/31/94) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      27,719,053      23,777,199
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $28,260,772     $24,184,896
                                               ===============   =============


In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)


           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED
                                                 Apr 1, 1995      Jan 1, 1995     Apr 1, 1994     Jan 1, 1994
                                                   through          through         through         through
                                                Jun 30, 1995     Jun 30, 1995     Jun 30, 1994   Jun 30, 1994
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $4,744,867      $6,422,798       $1,115,285       $673,673
   Change in unrealized gain (loss)
     on open positions                             (3,492,917)     (1,479,178)         315,621        751,487
Interest income                                       364,381         679,686          159,694        264,365
Foreign currency transaction gain (loss)               15,565         220,052           64,493        108,015
                                               ---------------   -------------   --------------  -------------
      Total revenues                                1,631,896       5,843,358        1,655,093      1,797,540


EXPENSES

   Commissions paid to IDS and CIS                    121,176         369,063          113,864        272,900
   Exchange fees                                        4,888           9,889            2,801          6,845
   Management fees                                    261,938         491,647          168,495        305,151
   Incentive fees                                     114,343         416,712          121,723        186,976
   General Partner fee to IDS and CIS                  81,734         163,468           50,755        101,509
   Operating expenses                                  33,651          99,258           38,434         36,245
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  617,729       1,550,037          496,073        909,626
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                            $1,014,167      $4,293,321       $1,159,020       $887,914
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                  $9.02          $38.38           $14.01          $8.59
                                               ===============   =============   ==============  =============
                                               (see Note 1)      (see Note 1)    (see Note 1)    (see Note 1)

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1995 through June 30, 1995

                   UNAUDITED
                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1995                35,537.41     $23,356,449         $420,750    $23,777,199

Net profit (loss)                                                   4,219,000           74,320      4,293,321

Additional Units Sold or Created from 3-for-1 S     73,902.29         698,522            2,880        701,402
(see Note 1)
Less Selling and Organizational Costs                                 (80,754)               0        (80,754)

Redemptions (see Note 1)                            (3,709.29)       (972,114)                       (972,114)
                                               ---------------   -------------   --------------  -------------
Partners' capital at June 30, 1995                 105,730.41     $27,221,103         $497,950    $27,719,053
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1995 (see Note 1)                                        219.08           219.08

Net profit (loss) per unit (see Note 1)                                 38.38            38.38
                                                                 -------------   --------------
Net asset value per unit
  June 30, 1995                                                       $257.46          $257.46

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED
                                                 Jan 1, 1995      Jan 1, 1994
                                                  through          through
                                                Jun 30, 1995     Jun 30, 1994
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                               $4,293,321        $887,914
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            1,479,178        (751,488)
     Interest receivable                              (20,466)        (27,781)
     Prepaid general partner fee                     (163,468)       (101,509)
     Accrued liabilities                              135,855          91,896
     Redemptions payable                               81,912          33,349
     Selling and Offering Expenses Payable            (83,746)        (56,314)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                         5,722,586          76,066

Cash flows from financing activities:
   Additional Units Sold                              701,402       7,020,529
   Selling and Offering Expenses                      (80,754)       (830,928)
   Partner redemptions                               (972,114)       (129,139)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                            (351,466)      6,060,462
                                               ---------------   -------------
Net increase (decrease) in cash                     5,371,120       6,136,528

Cash at beginning of period                        22,741,310      14,453,526
                                               ---------------   -------------
Cash at end of period                             $28,112,430     $20,590,054
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                           IDS MANAGED FUTURES, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                              June 30, 1995


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

          By December 31, 1994, a total of 25,571.16 Units representing a total investment of $20,033,657 of limited partnership interest had been sold in the combined offerings. Selling commissions of $1,145,552 were paid to IDS by the new limited partners. All new investors paid organization and offering expenses totaling $1,202,003.During the period from December 10, 1994 through December 31, 1994, subscriptions for 974.05 Units representing a total investment of $701,402 of limited partnership interest were received from investors which were accepted into the Partnership as of January 31, 1995. These were the final subscriptions received from investors before the close of the current offering. Selling commissions of $38,670 were paid to IDS by the new limited partners and all new investors paid organization and offering expenses totaling $42,084.

          On November 29, 1994, a registration statement on Form S-1 was filed with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. The new registration statement was declared effective with the SEC on June 26, 1995.

          At the close of business on February 28, 1995 each Unit was divided into three Units (the "3-for-1 split"), each of which has a Net Asset Value per Unit equal to the previous Net Asset Value per Unit divided by three. Accordingly, the total number of Units outstanding tripled as of that date.

          Commencing with the January 31, 1993 offering, the General Partners modified the method in which they were reimbursed for offering expenses that they advanced. All offering expenses incurred in offering Units since March 29, 1993 were treated as a single reimbursable amount. At the end of the offering (December 31, 1994), any excess of the aggregate Offering Expense charge received by the General Partners over the actual offering expenses advanced by them was rebated to those investors who purchased Units during the entire offering since March 29, 1993. Rebates were made pro rata based on the number of Units purchased by each investor and were paid in cash. The payout to investors equaled $671,399.88 and was paid to investors on approximately
          April 1, 1995.   Any rebate of less than $15 per investor,
          however, was retained by the General Partners.

          The Partnership shall be terminated on Dec. 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the General Partners to dissolve the Partnership as of a specific date;
          (2) withdrawal, removal, insolvency, bankruptcy, legal disability or dissolution of the General Partners of the Partnership; (3) bankruptcy or insolvency of the Partnership; (4) decrease in the net asset value to less than $500,000; (5) the Partnership is declared unlawful; or (6) the net asset value per Unit declines to less than $125 per Unit and the General Partners elect to withdraw from the Partnership.


          (2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Commissions

          Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $50 per round-turn contract to Cargill Investor Services, Inc. Cargill Investor Services, Inc. then reallocates $30 per round turn contract to American Express Financial Advisors Inc., an affiliate of IDS Futures Corporation.

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

          (4)  INCOME TAXES

          No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $64,277 and $13,425 for the periods ended June 30, 1995 and June 30, 1994, respectively, and is included in operating expenses in the Statement of Operations.

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



             Item 2.    Management's Discussion and Analysis of Financial
                               Condition and Results of Operation


                          Fiscal Quarter ended June 30, 1995

               The Partnership recorded a profit of $1,014,167 or $9.02 per Unit for the second quarter of 1995. The first month of the quarter was profitable with the strongest gains derived from foreign currency markets. The next two months saw losses in interest rates and foreign exchange. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Co., Inc. and Sabre Fund Management Limited.

               The decline of the U.S. dollar continued in April, with the U.S. dollar falling 19% against the Japanese yen, 15% against the Swiss franc and 13% against the German mark. Therefore, positions in the foreign currency and global interest rate markets, including those of the United States, the United Kingdom, France and Australia resulted in strong gains for the Partnership. The Partnership recorded a profit of $1,296,375 or $11.71 per Unit in April.

               The fixed income markets in the U.S. rose steadily in May. Behind this move were beliefs that the U.S. economy was slowing, inflation is remained in check, and the federal reserve was unlikely to raise interest rates again and would possibly lower them in the next few months. Positions in U.S. and international fixed income markets generated strong gains during the month, but performance results in foreign exchange partially offset these gains. As a result, the Partnership recorded a profit of $532,948 or $4.83 per Unit in May.

               The financial sector in the month of June was influenced by economic and political uncertainties in several major countries, specifically the U.S., Japan, Great Britain and Germany. The global marketplace was also confronted with the mid-month G-7 meeting in Nova Scotia, the perception that the Bundesbank would lower the discount and Lombard rates, and the continued U.S.-Japan trade dispute. The failing Japanese economy and problems in the banking sector contributed to the decline of the Nikkei, which fell below 15,000 for the first time since August 1992. As a result of these uncertainties, the Partnership recording a loss of $815,156 or $7.52 per Unit in June.

               There were no additional Units sold during the quarter. Investors redeemed a total of 3,063.91 Units during the quarter. At the end of the quarter there were 107,664.51 Units outstanding (including 1,934.10 Units owned by the General Partners).


                          Fiscal Quarter ended June 30, 1994

               During the second quarter of 1994, the Partnership recorded a profit of $1,159,020 or $42.03 per Unit. The first month of the second quarter was difficult due in part to losses in interest rates and "soft" commodities. However, the next two months saw profitable trends in physical commodities and financials. As a result, the second quarter ended positively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited.

               During April, the U.S. Federal funds rate was increased for the third time in three months, causing U.S. bonds to weaken and contributing to the overall decline in global fixed income. Gains resulting from the continued strength of the Japanese yen against the U.S. dollar were offset by losses in other currencies. Further, trading in silver, soybean oil, cotton and sugar was unprofitable. Therefore, the Partnership recorded a loss of $110,329 or $4.63 per Unit in April.

               In May, the downward trend dominating bond markets since January continued. Overall, short positions in U.S. and European interest rate markets resulted in gains and provided the primary source of profits in May. Trading in foreign exchange was unfavorable, with losses in the Japanese yen, German mark and Swiss franc. Positions in crude oil generated gains, and long positions in coffee were profitable as prices rose in reaction to a freeze in the coffee growing regions of Brazil. The Partnership recorded a gain of $716,242 or $27.29 per Unit in May.

               During the month of May, one of the General Partners had some changes in officer positions. On May 25, 1994, John R. Thomas resigned as President and Director of IDS Futures Corporation and Janis E. Miller became President and Director as of this same date.

               After an extended period of lackluster trading, strong trends began to emerge in currency markets during June. The U.S. dollar declined against major European currencies, with long positions in these currencies generating substantial gains. In commodities, profits in crude oil outweighed losses in grains, cotton and sugar. Crude oil prices rose as OPEC affirmed its commitment to hold production to current levels. The Partnership recorded a gain of $553,107 or $19.37 per Unit in June.

               During the quarter, a total of 5,974 additional Units were sold while investors redeemed a total of 135 Units. At the end of the quarter there were 29,666.38 Units outstanding (including
          559.98 Units owned by the General Partners). Additional Units sold during the quarter represent a total of $4,778,839, before the reduction of selling commissions and organizational costs of $566,415.


                         Fiscal Quarter ended March 31, 1995

               The Partnership recorded a profit of $3,279,154 or $29.36 per Unit for the first quarter of 1995. The first month of the year was difficult due in part to losses in global interest rates and foreign exchange. However, the next two months saw profitable trends in the financial markets. As a result, the first quarter ended positively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited.

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

               During the month of February, global political and financial events, including the sudden demise of the British merchant bank, Barings PLC, sent stock prices falling around the world and investors rushing to safety in German marks and U.S. bonds. The German mark benefited substantially from the uncertain state of many world economies and gained steadily versus the U.S. and other European currencies. There was a global lack of support for the U.S. dollar as it declined against many European currencies and sank to new postwar lows versus Japanese yen.
          Long positions in foreign exchange and favorable positions in the
          Japanese markets generated substantial gains for the Partnership.
           As a result, the Partnership recorded a profit of $1,987,901 or
          $17.85 per Unit (or $53.57 per Unit prior to the 3-for-1 split)
          in February.

               The decline in value of the U.S. dollar gained momentum and accelerated in March. Market participants ignored efforts by central bankers to support the dollar, including an unanticipated move by the German Bundesbank to lower short term rates late in March. By month end, the dollar reached yet another postwar low. Positive performance during the month was dominated by strong trends in foreign exchange. Gains in currency positions, global interest rates and stock indexes resulted in the Partnership recording a profit of $2,016,969 or $18.19 per Unit in March.

                The number of both limited and general partnership units increased dramatically in the first quarter due largely to the 3-for-1 unit split on February 28, 1995. The 3-for-1 unit split created an additional 72,932.75 limited partnership units and an additional 1,289.40 general partner units. As a result of the 3-for-1 unit split, the profit (loss) per unit of partnership interest as shown in the foregoing Statement of Operations and the Statements of Changes in Partners' Capital was calculated by dividing the January 1, 1995 Net Asset Value per Unit by three for comparison purposes of performance to the March 31, 1995 Net Asset Value per Unit (the January 1, 1995 Net Asset Value per Unit was $657.24 per unit before the 3-for-1 split and $219.08 after the 3-for-1 split).

               During the quarter, additional Units sold consist of 969.53 limited partnership units and 4.52 general partner units. Additional Units sold during the quarter represent a total of $701,402, before the reduction of selling commissions and organizational costs of $80,754. Investors redeemed a total of
          645.37 Units during the quarter. At the end of the quarter there were 110,728.43 Units outstanding (including 1,934.10 Units owned by the General Partners).


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

               Trading in the financial sector, particularly in global interest rates which had contributed to much of last year's substantial returns, began the year on a negative note. The Japanese financial markets were unsettled due to the initial failure of the government to generate support for its economic revival package. Trading in foreign currency exchange was also negative as the U.S. dollar seesawed against the German mark and Japanese yen throughout the month. Therefore, the Partnership posted a loss of $661,502.74 or $31.64 per Unit in January.

               Considerable uncertainty and resulting volatility continued in the financial markets in February. The Federal Reserve raised its short term Federal funds rate potentially signaling higher rates in the months ahead. Global interest rate markets reacted sharply as prices fell around the world. In addition, the speculation of a trade war between the U.S. and Japan caused price fluctuations in the yen/dollar relationship. Overall, profits in global interest rates were offset by losses in the foreign exchange markets. The Partnership recorded a loss of $506,529.42 or $22.22 per Unit in February.

               March was a profitable month for both of the traders of the Partnership. Accelerating worldwide economic and political turmoil created sharp declines in global stock and bond prices. Political unrest, including trade tensions between the U.S. and Japan, an assassination in Mexico, instability in Russia and a potential conflict in Korea weighed heavily on the financial markets. Collapsing markets provided definite trend following opportunities in which both traders were able to profit. Trading in currencies, most notably the Japanese yen, German mark and Swiss franc also contributed to gains. Increased investor demand for silver caused a profitable uptrend for the traders. The Partnership posted a gain of $896,925.61 or $37.60 per Unit in March.

               During the quarter an 2,966.45 additional Units were sold while investors redeemed a total of 47.86 Units. At the end of the quarter there were 23,827.77 Units outstanding (including the 559.98 Units owned by the General Partners.) Additional Units sold during the quarter represent a total of $2,241,690, before the reduction of selling commissions and organizational costs of $264,513.60.


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



                                            IDS MANAGED FUTURES, L.P.

          Date:  August  , 1995             By: CIS Investments, Inc.
                                                One of its General Partners






          Date: August   ,  1995            By: /s/ Donald J. Zyck
                                                    Donald J. Zyck
                                                    Secretary & Treasurer

                                                (Duly authorized officer of
                                                the General Partner and the
                                                Principal Financial Officer
                                                of the General Partner)