Form 10-Q
period 1995-09-30
IDS MANAGED FUTURES L P
filed 1995-11-14
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1995 or

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

                                 Yes   X     No


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1995,

and the additional time frames as noted:
                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/95     To 9/30/95     Ended 12/31/94  Ended 9/30/94   To 9/30/94
                                               --------------    --------------   --------------  --------------------------
Statement of
Financial Condition                                   X                                X

Statement of
Operations                                            X                X                               X             X

Statement of Changes
in Partners' Capital                                                   X

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X

           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Sep 30, 1995     Dec 31, 1994
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0        $699,380
Equity in commodity futures
   trading accounts:
   Account balance                                 29,957,141      22,041,930
   Unrealized gain on open
     futures contracts                                101,924       1,340,020
                                               ---------------   -------------
                                                   30,059,066      24,081,330

Interest receivable                                   119,052         103,566
Prepaid G.P. fee                                       81,734               0
                                               ---------------   -------------
      Total assets                                $30,259,852     $24,184,896
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to IDS and CIS             $53,872        $100,640
   Accrued management fee                              86,537          69,060
   Accrued incentive fee                                    0               0
   Accrued operating expenses                         103,898          54,700
   Redemptions payable                                330,711          99,551
   Selling and Offering Expenses Payable              126,791          83,746
                                               ---------------   -------------
      Total liabilities                               701,809         407,697

Partners' Capital:
   Limited partners ( 113,936.32 units             29,064,661      23,356,449
     outstanding at 9/30/95, 35,537.41
     units outstanding at 12/31/94) (see Note 1)
   General partners (1,934.10 units outstanding       493,382         420,750
    9/30/95 and 640.18 at 12/31/94) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      29,558,043      23,777,199
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $30,259,852     $24,184,896
                                               ===============   =============


In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)


           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED
                                                 Jul 1, 1995      Jan 1, 1995     Jul 1, 1994     Jan 1, 1994
                                                   through          through         through         through
                                                Sep 30, 1995     Sep 30, 1995     Sep 30, 1994   Sep 30, 1994
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($341,917)     $6,080,881         $145,420       $819,093
   Change in unrealized gain (loss)
     on open positions                                241,083      (1,238,095)      (1,186,127)      (434,639)
Interest income                                       343,083       1,022,769          223,987        488,352
Foreign currency transaction gain (loss)              (12,366)        207,686           22,953        130,968
                                               ---------------   -------------   --------------  -------------
      Total revenues                                  229,882       6,073,240         (793,766)     1,003,773


EXPENSES

   Commissions paid to IDS and CIS                    158,365         527,428          151,143        424,043
   Exchange fees                                        3,388          13,277            2,917          9,762
   Management fees                                    254,913         746,560          193,108        498,259
   Incentive fees                                           0         416,712                0        186,976
   General Partner fee to IDS and CIS                  81,734         245,202           50,755        152,264
   Operating expenses                                  (1,724)         97,534            5,412         41,657
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  496,677       2,046,714          403,335      1,312,961
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                             ($266,795)     $4,026,526      ($1,197,101)     ($309,187)
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 ($2.36)         $36.02          ($13.13)        ($4.54)
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

           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1995 through September 30, 1995

                   UNAUDITED
                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1995                35,537.41     $23,356,449         $420,750    $23,777,199

Net profit (loss)                                                   3,956,774           69,752      4,026,526

Additional Units Sold or Created from 3-for-1 S     84,114.13       3,565,023            2,880      3,567,903
(see Note 1)
Less Selling and Organizational Costs                                (327,647)               0       (327,647)

Redemptions (see Note 1)                            (5,715.22)     (1,485,937)                     (1,485,937)
                                               ---------------   -------------   --------------  -------------
Partners' capital at September 30, 1995            113,936.32     $29,064,661         $493,382    $29,558,043
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1995 (see Note 1)                                        219.08           219.08

Net profit (loss) per unit (see Note 1)                                 36.02            36.02
                                                                 -------------   --------------
Net asset value per unit
  September 30, 1995                                                  $255.10          $255.10

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED
                                                 Jan 1, 1995      Jan 1, 1994
                                                  through          through
                                                Sep 30, 1995     Sep 30, 1994
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                               $4,026,526       ($309,187)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            1,238,095         434,639
     Interest receivable                              (15,486)        (47,183)
     Prepaid general partner fee                      (81,734)        (50,755)
     Accrued liabilities                               19,907          (5,443)
     Redemptions payable                              231,160          28,364
     Selling and Offering Expenses Payable             43,045         (43,623)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                         5,461,512           6,813

Cash flows from financing activities:
   Additional Units Sold                            3,567,903       9,914,474
   Selling and Offering Expenses                     (327,647)     (1,172,247)
   Partner redemptions                             (1,485,937)       (207,466)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           1,754,319       8,534,761
                                               ---------------   -------------
Net increase (decrease) in cash                     7,215,831       8,541,574

Cash at beginning of period                        22,741,310      14,453,526
                                               ---------------   -------------
Cash at end of period                             $29,957,141     $22,995,100
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                            IDS MANAGED FUTURES, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                September 30, 1995


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

               Units of limited partnership interest ("Units") were offered initially by IDS Financial Services Inc. commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994 and June 26, 1995.
          The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. Investors affiliated with the Selling Agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

               At the end of the initial offering period, a total of 29,442 Units representing investments of $7,372,260 had been sold. Selling commissions of $353,280 were paid to IDS Financial Services Inc. Each of the General Partners purchased 213 Units. The Partnership's initial offering period ended and the Partnership began trading on June 16, 1987.

               The Partnership was reopened to additional investment pursuant to a new registration statement on Form S-1 that was declared effective with the SEC on March 29, 1993. The maximum sales allowed in this additional offering was $10,000,000.The minimum subscription size for the reopening was $1,000 for investors not affiliated with IDS. On January 31, 1994, a registration statement on Form S-1 was declared effective with the SEC for purposes of offering $20,000,000 of Units in the Partnership in addition to the unsold portion of the $10,000,000 of Units offered pursuant to the Prospectus dated March 29, 1993.

               By December 31, 1994, a total of 25,571.16 Units representing a total investment of $20,033,657 of limited partnership interest had been sold in these two combined offerings. Selling commissions of $1,145,552 were paid to IDS by the new limited partners. All new investors paid organization and offering expenses totaling $1,202,003.During the period from December 10, 1994 through December 31, 1994, subscriptions for
          974.05 Units representing a total investment of $701,402 of limited partnership interest were received from investors which were accepted into the Partnership as of January 31, 1995. These were the final subscriptions received from investors before the close of that offering. Selling commissions of $38,670 were paid to IDS by the new limited partners and all new investors paid organization and offering expenses totaling $42,084.

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

               The Offering Expense charged pursuant to the registration statement effective June 26, 1995 was reduced to 3% from the 6% which had been charged in the previous two offerings. No rebate similar to that described above will be made for this current offering.

               No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her Units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per Unit on ten days written notice to the General Partners. There are no additional charges to the investors at redemption. The General Partners may declare additional redemption dates upon notice to the Limited Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Restated and Amended Limited Partnership Agreement contains a full description of redemption and distribution procedures.

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

               Financial Accounting Standards Board ("FASB") Interpretation No. 39 Reporting

               Reporting in accordance with FASB Interpretation No. 39 ("FIN 39) is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.

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

               Commissions

               Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $35 per round-turn contract to Cargill Investor Services, Inc. Cargill Investor Services, Inc. then reallocates $20 per round turn contract to American Express Financial Advisors Inc., an affiliate of IDS Futures Corporation.

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


          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $59,243 and $0 for the periods ended September 30, 1995 and September 30, 1994, respectively, and is included in operating expenses in the Statement of Operations.


          (5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

               The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at its Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

               The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of non-performance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

               The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
          does not trade over the counter contracts.   As defined by SFAS
          105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.
          If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.
          The Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

               The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1995:

           COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)

           AGRICULTURAL COMMODITIES        2,995

           FOREIGN CURRENCIES              (738)


           STOCK INDICES                   (18,998)

           ENERGIES                        (11,730)

           METALS                          11,597

           INTEREST RATE INSTRUMENTS       118,798



           TOTAL                           101,924



               The range of maturity dates of these exchange traded open contracts is October of 1995 through September of 1996. The average open trade equity for period of January 1, 1995 to September 30, 1995 was $1,133,387.

                The margin requirement at September 30, 1995 was $2,249,059. To meet this requirement, the Partnership had on deposit with the Clearing Broker $27,912,371 in segregated funds and $2,146,695 in secured funds.


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



             ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATION


                       FISCAL QUARTER ENDED SEPTEMBER 30, 1995

               The Partnership recorded a loss of $266,795 or $2.36 per Unit for the third quarter of 1995. The first month of the quarter posted a slight gain due primarily to favorable Japanese yen positions and worldwide interest rate policies. The next two months saw losses due to a weakened Japanese yen and difficult foreign exchange markets, respectively. As a result, the third quarter ended negatively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited. At September 30, 1995, John W. Henry & Co., Inc. was managing 62% of the Partnership's assets and Sabre Fund Management Limited was managing 38% of the Partnership's assets.

               During July, the financial sector was influenced by worldwide interest rate fluctuations. The U.S. saw the first interest rate reduction in nearly three years. Japan and certain European countries also took action to dampen rates, which, along with the U.S. initiative, generated improved global market sentiment. The U.S. dollar strengthened, attributable to what market participants called the "Reverse Plaza Accord", as central banks worked in concert to move the dollar higher. The Partnership recorded a profit of $74,469 or $.69 per Unit in July.

               The weakened Japanese yen dominated the trading environment in August. In the wake of Japan's new regulatory package designed to encourage overseas investing, the yen plummeted against most major currencies. The U.S. dollar clearly benefited from this action, soaring to its highest level against the Japanese yen in six months. Commodity trading was poor overall, with losses in sugar, cotton, coffee and cocoa. The Partnership recorded a loss of $12,620 or $.12 per Unit in August.

               On August 22, 1995, Morris Goodwin, Jr. was appointed as a Director of IDS Futures Corporation, one of the General Partners of the Partnership.

               In foreign exchange markets, the U.S. dollar continued to rise until the last week of September, when it nose-dived four to five percent against other currencies. The dollar's swift decline followed a negative U.S. trade deficit report and lack of continued dollar support from the Bank of Japan. Trading in interest rates, particularly Japanese Government bonds, also led to small losses. Crude oil positions incurred substantial losses for the month, and trading in copper and aluminum was unprofitable. As a result, the Partnership recorded a loss of $328,644 or $2.93 per Unit in September.

               During the quarter, additional Units sold consisted of 10,211.83 limited partnership units; there were no general partner units sold. Additional Units sold during the quarter represented a total of $2,866,501 before the reduction of selling commissions and organizational costs of $246,893. Investors redeemed a total of 2,005.91 Units during the quarter. At the end of the quarter there were 115,870.42 Units outstanding (including 1,934.10 Units owned by the General Partners).

               During the fiscal quarter ended September 30, 1995, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

               The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

               See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.



                       FISCAL QUARTER ENDED SEPTEMBER 30, 1994

               During the third quarter of 1994, the Partnership recorded a loss of $1,197,101 or $39.38 per Unit. Concerns which weighed on the markets for several months, specifically fears regarding rising U.S. inflation, the direction of global interest rates and difficult trade talks between the U.S. and Japan left many markets directionless. As a result, the third quarter ended negatively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited.

               July was a difficult month for traders as the dual trends of higher global interest rates and a weak U.S. dollar suddenly reversed direction. As a result, trading in foreign exchange was unprofitable. Grains and precious metals registered relatively minor losses while positions in crude oil, coffee and corn posted gains. The Partnership recorded a loss of $623,351 or $21.01 per Unit in July.

               In August, losses were widespread throughout interest rates, currencies, precious metals and European bonds. Japanese yen trading contributed losses as concerns of U.S. and Japan trade negotiations once again moved to the center stage. President Clinton's low opinion poll ratings, his struggle to pass a crime bill and an uncertain outlook for health care reform put the U.S. dollar on the defensive, adding losses. The Partnership recorded a loss of $474,634 or $15.26 per Unit in August.

               In September, trading in global interest rates was difficult as markets lacked clear direction due to a range of economic uncertainties. Positions in gold and crude oil were unfavorable while more traditional markets like sugar and soybeans were profitable. Trading in foreign exchange, most notably the European currencies, generated the majority of profits. The Partnership recorded a loss of $99,116 or $3.11 per Unit in September.

               During the quarter, a total of 3,644 additional Units were sold while investors redeemed a total of 112 Units. At the end of the quarter there were 33,197.41 Units outstanding (including
          640.18 Units owned by the General Partners). Additional Units sold during the quarter represent a total of $2,893,945, before the reduction of selling commissions and organizational costs of $341,319.

             Events subsequent to Fiscal Quarter ended September 30, 1994

               During the month of October, one of the General Partners had a change in officer positions. On October 24, 1994, Linda M. Baird resigned as Assistant Vice President, Secretary and Treasurer of CIS Investments, Inc. and Donald J. Zyck became Secretary and Treasurer as of this same date.


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



          Date:  November   , 1995         IDS MANAGED FUTURES, L.P.

                                           By:  CIS Investments, Inc.
                                                One of its General Partners





          Date: November     , 1995         By: /s/ Donald J. Zyck,
                                                    Secretary & Treasurer

                                            (Duly authorized officer of the
                                            General Partner and the
                                            Principal Financial Officer of
                                            the General Partner)