Form 10-K
period 1995-12-31
IDS MANAGED FUTURES L P
filed 1996-03-20
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended            Commission File No.
            December 31, 1995                        0-16515

                            IDS MANAGED FUTURES, L.P.
                (Exact name of registrant as specified in its charter)

               Delaware                                   06-1189438
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification #)

            233 South Wacker Drive, Suite 2300, Chicago, IL  60606
          (Address of principal executive offices)      (Zip Code)

          Registrant's telephone number, including area code (312)460-4000

          Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                    Units of Limited Partnership Interest

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
                              Yes    X       No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements
          incorporated by reference in Part III of this Form 10-K:      [X]

          There is no public market for the units of limited partnership interest. Accordingly, information with respect to the aggregate market value of units of limited partnership interest held by non-affiliates has not been supplied.

          Registrant has no voting stock.



                             Index to exhibits on page 36


                         Documents Incorporated by Reference

           Incorporated by reference in Part I, Item 1 are the Partnership Prospectuses dated March 27, 1987, March 29, 1993, January 31, 1994 and June 26, 1995 filed pursuant to Rule 424 under the Securities Act of 1933.

           Incorporated by Reference in Part I, Item 1 and Part IV, Item 14 is Registration Statement No. 33-11111C of the Partnership on Form S-18 under the Securities Act of 1933, declared effective on March 27, 1987.

           Incorporated by Reference in Part I, Item 1 and Part IV, Item 14 is Registration Statement No. 33-45375 of the Partnership on Form S-1 under the Securities Act of 1933, declared effective on March 29, 1993.

           Incorporated by Reference in Part I, Item 1 and Part IV, Item 14 is Registration Statement No. 33-72240 of the Partnership on Form S-1 under the Securities Act of 1933, declared effective on January 31, 1994.

           Incorporated by Reference in Part I, Item 1 and Part IV, Item 14 is Registration Statement No. 33-86894 of the Partnership on Form S-1 under the Securities Act of 1933, declared effective on June 26, 1995.




                                        Part I

          Item 1.  Business

          IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Effective January 1, 1995, IDS Financial Corporation, the parent company of IDS Financial Services Inc., changed its name to American Express Financial Corporation and IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc. These were solely name changes; the management and structure of each company did not change. Trading decisions for the Partnership are made by two independent commodity trading advisors, John W. Henry & Co., Inc. and Sabre Fund Management Limited.

          CIS is a "Futures Commission Merchant", the General Partners are "Commodity Pool Operators", AXP Advisors is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AXP Advisors and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the SEC.

          Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994 and June 26, 1995. The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. Investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

          The initial offering of Units was made pursuant to a registration statement on Form S-18 and Prospectus declared effective with the Securities and Exchange Commission ("SEC") on March 27, 1987.
          The maximum sales allowed in the offering was $7,500,000. By the end of the offering period, subscriptions for 29,442 Units (excluding the Units purchased by the initial Limited Partner) had been accepted by the Partnership, representing a total investment of $7,372,260. The minimum subscription size was $5,000 or 20 Units for investors not affiliated with AXP Advisors and $4,700 or 20 Units for affiliated investors (affiliated investors did not have to pay selling commissions of $15 per unit). In the case of Individual Retirement Accounts and Keogh Plans the minimum subscription size was $1,000 in most jurisdictions and $940 for affiliated investors. In June 1987, $353,280 was paid to AXP Advisors for selling commissions and $285,822 was reimbursed to the General Partners for organization and offering expenses which had been incurred on behalf of the Partnership. The trading advisors commenced trading on June 16, 1987 with $6,733,158.

          The Partnership was reopened to additional investment pursuant to a registration statement on Form S-1 that was declared effective with the SEC on March 29, 1993. The maximum sales allowed in this additional offering was $10,000,000. The minimum subscription size for the reopening was $1,000 for investors not affiliated with AXP Advisors. On January 31, 1994, a registration statement on Form S-1 was declared effective with the SEC for purposes of offering $20,000,000 of Units in the Partnership in addition to the unsold portion of the $10,000,000 of Units offered pursuant to the Prospectus dated March 29, 1993.

          By December 31, 1994, a total of 25,571.16 Units representing a total investment of $20,033,657 of limited partnership interest had been sold in the combined offerings. Selling commissions of $1,145,552 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $1,202,003.During the period from December 10, 1994 through December 31, 1994, subscriptions for 974.05 Units representing a total investment of $701,402 of limited partnership interest were received from investors which were accepted into the Partnership as of January 31, 1995. These were the final subscriptions received from investors before the close of the offering. Selling commissions of $38,670 were paid to AXP Advisors by the new limited partners and all new investors paid organization and offering expenses totaling $42,084.

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

          At the close of business on February 28, 1995 each Unit was divided into three Units (a "3 for 1 split"), each of which has a Net Asset Value per Unit equal to the previous Net Asset Value per Unit divided by three. Accordingly, the total number of Units outstanding tripled as of that date.

          On June 26, 1995, a new registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. The minimum subscription size for the new offering is $1,000 for investors not affiliated with AXP Advisors. By December 31, 1995, a total of 18,183.271 Units representing a total investment of $5,133,101 of limited partnership interest had been sold in the new offering. Selling commissions of $286,212 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $153,993.

          The Offering Expense charged pursuant to the registration statement effective June 26, 1995 was reduced to 3% from the 6% which had been charged in the previous two offerings. No rebate similar to that described above will be made for this current offering.

          During the initial offering, the General Partners each contributed $50,055 (a total of $100,110) in cash to the capital of the Partnership, which was approximately 1.36% of the total contributions to the Partnership (less selling commissions) by all Partners. The General Partners received in exchange for such contribution 426 Units of Partnership interest (213 Units each). This number of Units equals the total General Partners' contribution divided by $235 (selling price of $250 per unit less selling commission of $15 per unit). During the offering period ending December 31, 1994 the General Partners purchased a total of 214.18 additional Units representing a total investment of $160,000. In the current offering period the General Partners have purchased 394.80 Units for a total amount of $102,880.

          CIS Financial Services, Inc. ("CISFS") will act as the Partnership's forward contract broker and in that capacity will arrange for the Partnership to contract directly for forward transactions in foreign currencies. CISFS is a direct participant in the interbank market for foreign currencies. The Partnership will act as a principal in each transaction entered into with a bank, and CISFS will act only as the Partnership's agent in brokering these transactions.

          Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into Advisory Contracts with each of John W. Henry and Co., Inc. ("JWH") and Sabre Fund Management Limited ("Sabre") (collectively, the "Advisors"). Commencing on June 16, 1987, after the conclusion of the offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. The General Partners felt it appropriate to make a change in trading advisor systems; 70 percent of the assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the KT Financial and Metals Portfolio, as of February 28, 1989. The remaining assets in the JWH Original Investment Program were closed due to disappointing performance as of October 13, 1989. This money was reallocated to Sabre in early 1990. In February 1991, the General Partners felt it prudent to realign the assets of the Partnership so that JWH and Sabre were each allocated 50% of the trading assets.

          The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership (for a more precise definition, see the Exhibit "The Registration Statement on Form S-1" hereto)) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts.

          The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into a brokerage clearing agreement and related customer agreements with their affiliates, CIS and AXP Advisors, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (until August 31, 1995 this rate was $50 per round turn trade to CIS which in turn reallocated $30 per round turn trade to AXP Advisors; effective September 1, 1995, which was the first business day of the month following the initial closing of the new offering, the round turn brokerage commission rate was decreased from $50 to $35 per round turn trade to CIS which in turn reallocates $20 per round turn trade to AXP Advisors) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges including surcharges on foreign exchanges with higher incremental costs incidental to the Partnership's trading; and (iii) to receive an annual administrative fee equal, in the case of IDS Futures, to 1.45% of the Partnership's Net Asset Value ("NAV") on the first business day of each fiscal year and, in the case of CISI, to 0.3% of the Partnership's NAV on the first business day of each fiscal year until January 1, 1993. Commencing January 1, 1993, the annual administrative fee payable to IDS Futures was reduced to 1.125% and the annual administrative fee payable to CISI was reduced to 0.25%. Although no increase to brokerage commissions or administrative fees is anticipated, such fees as allowed in the Prospectus may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

          The Advisory Contracts between the Partnership and the Advisors provide that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to that portion of the Partnership's assets allocated to it. The initial Advisory Contracts terminated on June 30, 1988 but were extended with each Advisor on the same terms for three additional one-year terms. An Amendment to the Advisory Contract has extended the term of each Advisory Contract through January 1993 with the automatic extension of its terms for three additional one-year terms through January 1996, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in Advisors or any reallocation of Partnership assets among Advisors or to other trading advisors by the Partnership.

          The Advisory Contracts shall terminate automatically with respect to both Advisors in the event that the Partnership is terminated in accordance with the Restated and Amended Limited Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon Trading Approach; (iii) the Advisor's registration is revoked or not renewed; (iv) there is unauthorized assignment of the Contract by the Advisor (v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, become bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

          An Advisor may terminate the Advisory Contract at any time upon written notice to the Partnership in the event (i) that its continued trading on behalf of the Partnership would require the Advisor to become registered as an investment advisor under the Investment Advisors Act of 1940; (ii) that assets in excess of 50% of the initially allocated assets are reallocated from the Advisor; (iii) that the registration of either General Partner is revoked, suspended, terminated or not renewed; (iv) that the General Partners elect to have the Advisor use a trading approach which is different from that initially used; (v) that the General Partners override a trading instruction or impose additional trading limitations; (vi) that there is an unauthorized assignment of the Advisory Contract by the General Partners; or
          (vii) other good cause is shown to which the written consent of the General Partners is also obtained. An Advisor may also terminate the Advisory Contract on 60 days written notice to the General Partners during any renewal term.

          The Advisors will continue to advise other futures trading accounts. The Advisors and their officers, directors and employees also will be free to trade commodity interests for their own accounts provided such trading is consistent with the Advisors' obligations and responsibilities to the Partnership.
          To the extent that the Advisors recommend similar or identical trades to the Partnership and other accounts which they manage, the Partnership may compete with those accounts for the execution of the same or similar trades.

          The Partnership initially paid JWH a monthly management fee of 1/4 of 1% of the Partnership's NAV under management as of the end of the month, whether or not the Partnership was profitable, and quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated to such Advisor's management until June 30, 1992. Effective July 1, 1992, the Partnership began paying JWH 1/3 of 1% of the month end NAV of the Partnership and a quarterly incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. The Partnership initially paid Sabre a monthly management fee of 1/4 of 1% of the Partnership's NAV under
          management.   As of December 1991 the General Partners reduced
          Sabre's management fee from 1/4 of 1% to 1/8% of 1% until such time as the trading performance for assets allocated to Sabre reached a 25% performance return. Effective July 1, 1993, Sabre's management fee was returned to the 1/4 of 1% level as this performance return had been reached. Further effective January 1, 1996, Sabre's monthly management fee was again reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's management at month end. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches a certain level specified by the General Partners and agreed upon by Sabre. The calculation and payment of such incentive fees is not affected by the performance of the other Advisor. See pages 6-8 of Exhibit 10.1 hereto for a description of NAV and trading profits. The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to the Advisor.

          Effective March 17, 1995, Sabre Limited, the holding company of Sabre, changed its share ownership and management structure. On this date Henderson Administration Group plc and Phoenix Securities Limited both ceased to be ordinary shareholders in Sabre Limited. In addition, Mr. Michael J. Grimme purchased a 29.25% share ownership in Sabre Limited. Following these transactions, the holders of ordinary voting shares in Sabre Limited are as follows: Robin W. Edwards, 41.5%; Peter G. Swete, 29.25%; and Michael J. Grimme, 29.25%. Also on March 17, 1995, Michael J. Grimme was appointed to the Board of Directors of Sabre Limited and became the Managing Director of Sabre. Effective November 30, 1995, Michael J. Grimme became a Non-Executive Director of Sabre.

          Effective July 7, 1995, Bruce I. Nemirow resigned from his positions with JWH and effective October 27, 1995 Thomas C. Bozarth is no longer a principal of JWH. In the year ending December 31, 1995, the following persons have been added as principals of JWH: David R. Bailin, Executive Vice President; Barry S. Fox, Director of Research and Development; David M. Kozak, Vice President; Christopher E. Deakins, Vice President;
          and Nancy O. Fox, Vice President.   In addition, Mary Beth Hardy
          was promoted to Senior Vice President of JWH.

          The Limited Partnership Agreement provides that (i) funds will be invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of each Advisor, ease of taking and liquidating positions; (ii) no Advisor will establish futures positions in a commodity interest such that the margin required for those positions, when added to that required for existing positions for the same commodity interest, would exceed 15% of the Partnership assets allocated to the Advisor; (iii) it is expected that 20% to 60% of the Net Assets of the Partnership will normally be committed to initial margin, however, no Advisor may commit more than 66 2/3% of the assets under its management to initial margins; (iv) the Partnership will not generally enter into an open position for a particular commodity interest during a delivery month; (v) the Partnership may not trade in securities or options on securities, commodity futures contracts, or physical commodities unless such options have been approved for trading on a designated contract market by the CFTC; the Partnership may trade in foreign options if permitted under the CE Act and CFTC regulations; the Partnership may trade in futures contracts, futures contracts on foreign currencies through foreign and domestic commodity exchanges and forward contracts on foreign currencies; (vi) the Partnership may not engage in pyramiding, but may employ spreads or straddles; (vii) the Partnership's assets will not be commingled with the assets of any other person; (viii) Advisor will not be permitted to engage in churning the assets of the Partnership; and (ix) no rebates or give-ups may be paid to or received by the General Partners. The Partnership will not generally utilize borrowing except for short-term borrowing when the Partnership takes delivery of a physical commodity. Material changes in these trading policies must be approved by a vote of a majority of the outstanding
          Limited Partnership Units.

          The Partnership's net assets are deposited in the Partnership's account with CIS, the Partnership's clearing broker. CIS credited the Partnership at month end with interest income on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. Effective August 1, 1993, the rate was changed to 90% of the average yield on the 90-day U.S. Treasury Bills issued during that month.

          The Partnership currently has no salaried employees and all administrative services performed for the Partnership are performed by the General Partners. The General Partners have no employees other than their officers and directors, all of whom are employees of the affiliated companies of the General Partners. For these administrative services, the General Partners received an annual fee, as described above, equal to 1.75% of the NAV on the first day of the Partnership's fiscal year (paid on a pro rata basis for the first year of the Partnership's trading). However, after December 31, 1992 the annual administrative fee for the General Partners was reduced to 1.375% of the NAV on the first day of the Partnership's fiscal year.

          The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business, as of December 31, 1995, is set forth under Items 6 and 7 herein.

          For a description of commodity trading and its regulation, see the Prospectuses filed on Form S-18 and Form S-1 included in the exhibits hereto as well as the Form S-18 and S-1 Registration Statements.

          The Current Offering

          On June 26, 1995, a registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. The additional interests in the Partnership are offered to the public exclusively by AXP Advisors on a best efforts basis. The minimum subscription size for the current offering is $1,000 for investors not affiliated with AXP Advisors. The first closing of the current offering was August 31, 1995. As of February 29, 1996 $53,602,065 remained to be sold in the combined offerings of the Partnership.

          Competition

          Each Advisor and its principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory Contract and to use the same information and trading strategy which the Advisor obtains, produces or utilizes in the performance of services for the Partnership. To the extent that the Advisor recommends similar or identical trades to the Partnership and other accounts which it manages, the Partnership may compete with those accounts for the execution of the same or similar trades.

          Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by the Partnership's Advisors. These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership's Advisors.

          Item 2.  Properties

          The Partnership does not utilize any physical properties in the conduct of its business. The General Partners use the offices of CIS and AXP Advisors, at no additional charge to the Partnership, to perform their administration functions, and the Partnership uses the offices of CIS, again at no additional charge to the Partnership, as its principal administrative offices.

          Item 3.  Legal Proceedings

          None.

          Item 4.  Submission of Matters to a Vote of Security Holders

          None.



                                  Part II

          Item 5. Market for the Registrant's Units and Related Security Holder Matters


                (a) There is no established public market for the Units and none is expected to develop.

                (b)  As of December 31, 1995, there were
                     118,310.37 Units held by Limited Partners and 2,315.34 Units held by the General Partners. A total of 9,012.50 Units had been redeemed by Limited Partners during the period from January 1, 1995 to December 31, 1995 (19,261.56 Units were redeemed prior to
                     calendar year 1995).   The Partnership's
                     Restated and Amended Limited Partnership
                     Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

                (c) To date no distributions have been made to partners in the Partnership.


          The Limited Partnership Agreement does not provide for regular or periodic cash distributions, but gives the General Partners sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partners have not declared any such distributions to date, and do not currently intend to declare such distributions.


          Item 6.             Selected Financial Data

                                        1991   1992   1993   1994   1995

          1.Operating Revenues(000)   $2,243  $ 258 $3,444  $ 279 $8,419
          2.Income (Loss) From
            Continuing Operations(000) 1,412   (284) 2,362 (1,530) 5,755
          3.Income (Loss) Per Unit     36.60  (6.04) 65.22 (16.30) 50.46
          4.Total Assets(000)          7,183  5,980 15,135 24,185 33,276
          5.Long Term Obligations          0      0      0      0      0
          6.Cash Dividend Per Unit         0      0      0      0      0


          Note:   All references to Units reflect the 3-for-1 Unit split
          effective February 28, 1995. See page 4 for details of the Unit split.


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Liquidity and Capital Resources

          Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

          It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

          The Partnership's net assets are held in a brokerage account with CIS, and as long as CIS acts as the Partnership's clearing broker, the Partnership initially earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month. However, effective August 1, 1993, the Partnership began to earn interest at a rate of 90% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1995 CIS had paid or accrued to pay interest of $1,389,521 to the Partnership. Similarly, for the calendar year ended December 31, 1994 CIS had paid or accrued to pay interest of $760,250 to the Partnership.

          For the year ended December 31, 1995, investors redeemed a total of 9,012.50 Units for $2,332,058. In 1994, investors redeemed a total of 1,940.13 Units for $445,141.

          During 1995, investors purchased 21,105.44 Units (including the General Partners' purchase of 394.80 Units) for $5,834,503.

          On December 31, 1995, the Partnership had unrealized profits of $1,705,569 and cash on deposit of $31,440,196. These positions required margin deposits at CIS of $3,655,729. The total balance of the Partnership's account at CIS was $33,145,765. These figures compare to unrealized profits of $1,340,020, cash on deposit of $22,041,930, margin requirements of $2,923,318 and total balance of the Partnership's account of $23,381,950 as of December 31, 1994. On December 31, 1993, the Partnership had unrealized profits of $648,483 and cash on deposit at CIS of $12,986,861. These positions required margin deposits at CIS of $1,194,246. The total balance of the Partnership's account was $13,635,344.

          During the fiscal year ended December 31, 1995, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

          Results of Operations

          The Partnership posted positive returns for 1993 and 1995 but suffered modest losses for its Limited Partners in 1994.

          Trading for 1993 was very profitable. The net return for this period was 38%. These results were achieved primarily through trading of world financial markets - capitalizing on strong trends in global bonds and stock indices. Long positions in European, United States and Pacific Rim bond markets were generally very profitable as global economic sluggishness continued to plague many of the world industrialized nations. Currency markets for the most part stayed within narrow trading ranges for this period. The one exception to this was the major movement of the Japanese Yen. Grains had a brief flurry of activity during the summer as severe flooding hampered crop development in the Midwest coupled with drought conditions in the Southeastern United States. As a result of this trading the Partnership realized a gain for the year of $2,361,949.

          The year 1994 was a challenging year for the Partnership, which posted a loss of 6.9%. Economic and political instability worldwide created disruptions in the financial markets. The U.S. Administration was under fire, there was major trade tension between the U.S. and Japan, instability in Russia, an assassination in Mexico and conflict in Korea, all resulting in a sharp decline in global stock and bond prices. The Yen/U.S. Dollar relationship fluctuated sharply due to the concerns of trade barriers or a potential trade war with Japan. The U.S. Dollar declined relative to the European currencies and even reached the lowest post World War II levels versus the Japanese Yen. Physical commodities offered a few opportunities. Coffee had a major rally after a severe freeze devastated the growing area in Brazil, sugar prices rose to a three year high in October and there were modest gains in precious metals. The Partnership ended the year with a loss of $1,530,228.

          In 1995 the Advisors were well-positioned to capitalize on many trading opportunities, especially in the financial sector, which produced a net gain of 23.03% for the year. The first quarter of the year was the most profitable for the Partnership. The February collapse of Barings PLC created opportunities,
          especially in the Far Eastern markets.   The Barings demise had a
          global effect, sending stock prices falling around the world and driving investors toward the safety of German marks and U.S. Treasury bonds. The German mark benefited substantially from the uncertain state of many world economies and gained steadily versus the U.S. and other European currencies. Long positions in foreign exchange generated sizable gains, with positions in the Japanese yen, yen bond and the Nikkei 225 being the most favorable. The balance of the year was much quieter in terms of market opportunities, trends and profits. The Partnership ended the year with a profit of $5,755,268.

          To enhance the foregoing comparison of results of operations from year to year, one can examine, line to line, the Statements of Financial Condition and Operations. Due to sales of the Partnership during 1995, position sizes placed in the market by the Advisors by the end of the year were greater than at the end of 1994. These larger position sizes caused the Partnership to reflect the large balance in "Unrealized gain on open futures contracts". Profitable trading by the Partnership during the year resulted in the large gain in "Realized gain (loss) on closed positions". This profitable trading also caused the increase in incentive fees paid. These increased position sizes and larger cash balances from sales as well as the profits enjoyed by the Partnership also caused the Partnership to pay larger commissions, management fees and General Partner fees during 1994.

          A combination of larger balances and higher interest rates caused the significant increase in interest income in 1995.

          As discussed earlier, the dollar decline versus the Japanese Yen and the European currencies resulted in the Partnership's "Foreign currency transaction gain".

          The profits enjoyed by the Partnership also required that it accrue for the Illinois Personal Property Replacement Tax which caused the increase in Operating Expenses and the higher balance in accrued Operating Expenses at the end of 1995.

          The volume of sales for the month of December 1995 was significantly less than for 1994. Therefore, the accrued selling commissions and organization and offering expenses at the end of 1995 were substantially less than 1994.

          Inflation

          Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have an adverse effect on the Partnership's operations or assets.


          Item 8.  Financial Statements and Supplementary Data

          Reference is made to the financial statements and the notes thereto appearing on Pages 26 through 37 of this report.


          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                  Part III


          Item 10.  Directors and Executive Officers of the Registrant

          The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1995 were as follows:

          IDS Futures Corporation

          Janis E. Miller (born in June 1951), President and Director. Ms. Miller has served as President and Director of IDS Futures since May 25, 1994. She has served as Vice President of Variable Assets for American Express Financial Corporation since December 1993, where she is responsible for equity, fixed income and cash mutual funds, the Flexible Annuity, Wealth Management, limited partnerships and non-proprietary variable products. Ms. Miller served as Vice President of Mutual Fund and Limited Partnership Products Development and Marketing from June 1990 to November 1993; she served as Director of Mutual Fund Products Development and Marketing since May 1987 and has been employed by American Express Financial Corporation since 1981. She is a graduate of Indiana University and holds an M.B.A. from the University of Minnesota.

          Lori J. Larson (born in August 1958), Vice President and Director. Ms. Larson has been employed by American Express Financial Corporation since 1981 and currently holds the title of Vice President. Since August 1988 she has been responsible for day-to-day management of vendor relationships, due diligence review and operational aspects for the limited partnerships
          distributed by AXP Advisors.   In addition, she has
          responsibility for the product development of publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with American Express Financial Corporation throughout her career. She is a graduate of and has an M.B.A. from the University of Minnesota.

          William H. Dudley (born in September 1932), Director. Mr. Dudley has served as Executive Vice President-Investment and Brokerage Operations for American Express Financial Corporation since March 1987 and as a Director of American Express Financial Corporation since 1984. From 1974 until March 1987 he was the Senior Vice President-Investment Operations for American Express Financial Corporation. He is charged with overall responsibility for American Express Financial Corporation's investment management functions with respect to its mutual fund, private pension and endowment accounts, face amount certificate and insurance and annuity operations. Mr. Dudley is a graduate of the University of Minnesota.

          Michael L. Weiner (born in July 1946), Vice President, Secretary and Treasurer. Mr. Weiner is the Vice President-Corporate Tax Operations of American Express Financial Corporation. He has been employed by American Express Financial Corporation since 1975. His responsibilities include research, planning and compliance for the American Express Financial Corporation corporate tax group. Mr. Weiner is also an officer of AXP Advisors. Mr. Weiner graduated from the University of Minnesota Law School in 1974 and completed the Masters of Business Administration program at St. Thomas College of Minnesota in 1979.

          John M. Knight (born in February 1952), Vice President. Mr. Knight has been employed by American Express Financial Corporation since July 1975. He is currently Controller-Variable Assets, thus charged with overall finance responsibilities for Mutual Funds, Limited Partnerships, Variable Annuities and Wealth Management Services. From 1981 to March 1994 he held a number of positions in the IDS Certificate Company, including Controller of that organization. Mr. Knight is a graduate of the University of Wisconsin-Eau Claire and a FLMI.

          Morris Goodwin, Jr. (born in August 1951), Director. Mr. Goodwin has served as Vice President and Corporate Treasurer of American Express Financial Corporation since July 1989. He is responsible for corporate cash management, treasury operations, short term portfolio investment, capital allocation, liquidity management and financing and corporate wide asset acquisition and management. Mr. Goodwin served as Chief Financial Officer of IDS Bank & Trust from 1988 to 1990. From 1980 until 1987, Mr. Goodwin held various positions with Morgan Stanley & Co., Inc.
          He is a graduate of Williams College and holds an M.B.A. from Stanford Graduate School of Business.


          CIS Investments, Inc.

          Hal T. Hansen (born in November 1936), President and Director. Mr. Hansen has been President of Cargill Investor Services, Inc. since November 1978. He serves on the Executive Committees of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and is Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958 and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974.

          L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981 and is currently a Vice President of CIS and the Director in charge of the Portfolio Diversification Group. Mr. Anderson serves on the Board of Directors of the Managed Futures Association.

          Richard A. Driver (born in September 1947), Vice President and Director. Mr. Driver became a Vice President and Director of CISI on June 29, 1993. Mr. Driver graduated from the University of North Carolina in 1969 and he received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations.

          Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer from November 1983 until July 1991. He was elected as a Vice President in July 1991. He is a member of the FIA Operations Division.

          Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986. Currently, she is responsible for the CTA selection, due diligence review and all marketing activities of the Portfolio Diversification Group of CIS. Ms. Pfendler was elected Assistant Vice President of CIS on May 1, 1995.

          Donald J. Zyck (born in October 1961), Secretary and Treasurer. Mr. Zyck graduated from Northern Illinois University, DeKalb, Illinois in 1983. He began working at Cargill Investor Services, Inc. in April 1985 as a Staff Accountant. From January 1988 to October 1994 he was Manager of Treasury Operations at CIS. He was elected Controller, Secretary and Treasurer of CIS in October 1994.

          Bruce H. Barnett (born in June 1947), Assistant Secretary. Mr. Barnett graduated in 1968 from Southern Connecticut State College. New York University Law School awarded Mr. Barnett a J.D. in 1971 and an LL.M. in 1973. He started working at Cargill, Incorporated in 1990 as Vice President, Taxes. From 1987 to 1990, Mr. Barnett was employed in various positions at Unilever, a European based multinational corporation.

          Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.


          Item 11.  Executive Compensation

          The Partnership has no officers or directors. The General Partners, IDS Futures and CISI, administer the business and affairs of the Partnership (exclusive of Partnership trading decisions which are made by independent commodity trading advisors). The officers and directors of the General Partners receive no compensation from the Partnership for acting in their respective capacities with the General Partners.

          All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership. All expenses other than brokerage commissions incurred by the Partnership and administrative fees are paid to persons not affiliated with the Partnership. For the services performed through December 31, 1992 on behalf of the Partnership, the General Partners received an annual administrative fee totaling 1.75% of the Partnership's net assets. During 1993, this fee was reduced to 1.375%. The General Partners received a total of $326,936 in 1995, $203,019 in 1994 and $81,036 in 1993 for this fee.

          CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1995, the Partnership accrued and paid $701,468 in brokerage commissions to CIS as compared to $639,227 for 1994 and $367,379 for 1993. Of these commissions, $30 per round turn trade was paid to AXP Advisors as the Partnership's introducing broker and $20 was retained by CIS as clearing broker until August 31, 1995 (based on a commission rate of $50 per round turn trade). Effective September 1, 1995, $20 per round turn trade is paid to AXP Advisors and $15 is retained by CIS (based on a reduced commission rate of $35 per round turn trade).

          The Partnership did not transact any business through CISFS during the year ended December 31, 1995 and therefore paid no commissions to CISFS.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

                              (a)  As of December 31, 1995, no person was
                              known to the Partnership to own beneficially more than 5% of the outstanding Units.

                              (b)  As of December 31, 1995, the General
                              Partners beneficially owned 2,315.34 Units or approximately 1.92% of the Units outstanding as of that date. In addition, Lori J. Larson, Vice President of IDS Futures, beneficially owned 19.06 Units or .016% of the outstanding Units.

                              (c) As of December 31, 1995, no arrangements were known to the registrant, including no pledge by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


          Item 13.            Certain Relationships and Related
                              Transactions.

                              (a)  None other than the compensation
                              arrangements described herein.

                              (b)  None.

                              (c)  None.

                              (d)  The Registrant filed Registration
          Statements on Form S-18 and Form S-1, therefore this is information is not required to be included.


                                       Part IV

          Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (a)       The following documents are included herein:

                    (1)  Financial Statements:

                                        a.  Report of Independent Public
                                        Accountants.

                                        b.  Statements of Financial Condition
                                        as of December 31, 1995 and 1994.

                                        c.  Statements of Operations,
                                        Statements of Partners' Capital and
                                        Statements of Cash Flows for the
                                        years ended December 31, 1995, 1994
                                        and 1993.

                                        d.  Notes to Financial Statements.

                     (2) All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes hereto.

                      (3) Exhibits:

                          See the Index to Exhibits annexed hereto.

          (b)  Reports on Form 8-K:

                      (1) None.




                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  March __, 1996          IDS Managed Futures, L.P.


          By: IDS Futures Corporation      By: CIS Investments, Inc.
              (General Partner)                (General Partner)

          By: /s/ Janis E. Miller          By: /s/ Hal T. Hansen
                  Janis E. Miller                  Hal T. Hansen
                  President                        President


          By: /s/ Michael L. Weiner        By: /s/ Donald J. Zyck
                  Michael L. Weiner                Donald J. Zyck
                  V.P., Secretary and              Secretary and Treasurer
                  Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Date:  March __, 1996


            /s/ Janis E. Miller               /s/ Hal T. Hansen
                Janis E. Miller                   Hal T. Hansen
                Director and President            Director and President


            /s/ William H. Dudley             /s/ L. Carlton Anderson
                William H. Dudley                 L. Carlton Anderson
                Director                          Director and Vice
                                                  President


            /s/ Michael L. Weiner             /s/ Donald J. Zyck
                Michael L. Weiner                 Donald J. Zyck
                V.P., Secretary and               Secretary and
                Treasurer                         Treasurer




          Supplemental information to be Furnished with Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          Annual report or proxy materials have been sent to unit holders of the Partnership for the year ended December 31, 1995. Four copies of the annual report which is to be sent to all partners pursuant to regulations of the CFTC are attached.



                            Index to Financial Statements
                              IDS Managed Futures, L.P.



          Report of Independent Public Accountants          Page 26

          Statements of Financial Condition as of
          December 31, 1995 and 1994                        Page 27

          Statements of Operations, for the years ended
          December 31, 1995, 1994 and 1993                  Page 28

          Statements of Changes in Partners' Capital,
          for the years ended December 31, 1995,
          1994 and 1993                                     Page 29

          Statements of Cash Flows, for the years ended
          December 31, 1995, 1994 and 1993                  Page 30

          Notes to Financial Statements                     Page 31

          Acknowledgment                                    Page 37





                             Index to Exhibits


          Number              Exhibit

          3.1                 Amended and Restated Limited Partnership
                              Agreement

          10.1 Advisory Agreements dated as of March 27, 1987 between IDS Managed Futures, L.P. and each of John W. Henry & Co., Inc. and Sabre Fund Management Limited, and Amended Advisory Contracts dated January 23, 1992.


          Exhibit 3.1 and 10.1 and the Prospectus filed under Form S-18 are herein incorporated by reference to the Registration Statement as filed by the Partnership (File No. 33-11111C) and declared effective as of March 27, 1987.

          Exhibit 3.1 and 10.1 and the Prospectus filed under Form S-1 are herein incorporated by reference to the Registration Statement as filed by the Partnership (File No. 33-45375) and declared effective as of March 29, 1993.

          Exhibit 3.1 and 10.1 and the Prospectus filed under Form S-1 are herein incorporated by reference to the Registration Statement as filed by the Partnership (File No. 33-72240) and declared effective as of January 31, 1994.

          Exhibit 3.1 and 10.1 and the Prospectus filed under Form S-1 are herein incorporated by reference to the Registration Statement as filed by the Partnership (File No. 33-86894) and declared effective as of June 26, 1995.

          The exhibits referenced above bear exhibit numbers corresponding to those indicated in the Partnership's Registration Statements.

          Number of
          Attached Exhibits

          None.



          Independent Auditors  Report
          The Partners
          IDS Managed Futures, L.P.:

          We have audited the accompanying statements of financial condition of IDS Managed Futures, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

          January 25, 1996



IDS MANAGED FUTURES, L.P.

Statements of Financial Condition

December 31, 1995 and 1994

                                                                       1995       1994
         Assets
Cash                                                            $         0    699,380
Equity in commodity futures trading accounts:
 Cash on deposit with Clearing Broker                            31,440,196 22,041,930
 Unrealized gain on open futures contracts                        1,705,569  1,340,020

                                                                 33,145,765 24,081,330

Interest receivable                                                 130,109    103,566

                                                                $33,275,874 24,184,896

 Liabilities and Partners' Capital

Liabilities:
 Accrued commissions on open futures contracts
  due to AXP Advisors and CIS                                        64,903     98,322
 Accrued exchange, clearing, and NFA fees                             1,785      2,318
 Accrued management fees                                             97,719     69,060
 Accrued incentive fees                                              33,129          0
 Accrued operating expenses                                         141,246     54,700
 Accrued selling commisssions and organization
  and offering expenses                                              52,721     83,746
 Redemptions payable                                                370,419     99,551

Total liabilities                                                   761,922    407,697

Partners' capital:
 Limited partners (118,310.37 and 106,612.23
  units outstanding at December 31, 1995
  and 1994, respectively) (see Note 1)                           31,889,868 23,356,449
 General partners (2315.34 and 1,920.54 units outstanding at
  December 31, 1995 and 1994, respectively) (see Note 1)            624,084    420,750

Total partners' capital                                          32,513,952 23,777,199

                                                                $33,275,874 24,184,896

See accompanying notes to financial statements.


IDS MANAGED FUTURES, L.P.

Statements of Operations

Years ended December 31, 1995, 1994, and 1993

                                                                          1995       1994       1993
Revenues:
 Gain (loss) on trading of commodity futures contracts:
  Realized gain (loss) on closed positions                         $ 6,474,664 (1,300,245) 2,811,801
  Increase in unrealized gain on open
   futures contracts                                                   365,549    691,537    411,766
 Interest income                                                     1,389,521    760,250    218,411
 Foreign currency transaction gain                                     189,505    127,359      1,901

Total revenues                                                       8,419,239    278,901  3,443,879

Expenses:
 Commission paid to AXP Advisors and CIS                               701,468    639,227    367,379
 Exchange, clearing, and NFA fees                                       18,571     15,677      9,339
 Management fees                                                     1,027,360    704,158    297,038
 Incentive fees                                                        449,841    186,976    254,665
 General partner fee to IDSFC and CISI                                 326,936    203,019     81,036
 Operating expenses                                                    139,795     60,072     72,473

Total expenses                                                       2,663,971  1,809,129  1,081,930

Net profit (loss)                                                  $ 5,755,268 (1,530,228) 2,361,949

Profit (loss) per unit of limited partnership interest (see Note 1)$     50.46     (16.30)     65.22
Profit (loss) per unit of general partnership interest (see Note 1)      50.46     (16.30)     65.22

See accompanying notes to financial statements.


IDS MANAGED FUTURES, L.P.

Statements of Partners' Capital

Years ended December 31, 1995, 1994, and 1993

                                                                                      Total
                                                               Limited    General   patners'
                                                   Units*     partners   partners    capital
Balance at December 31, 1992                      33,355.56 $ 5,676,032    217,474  5,893,506

Sale of partnership interests                     28,760.40   7,519,735     52,000  7,571,735
Selling commissions and organization                   0.00    (870,081)    (3,120)  (873,201)
   and offering costs
Net sales of partnership interests                28,760.40   6,649,654     48,880  6,698,534

Net profit                                             0.00   2,278,603     83,346  2,361,949
Redemptions                                         (874.14)   (188,989)         0   (188,989)

Balance at December 31, 1993                      61,241.82  14,415,300    349,700 14,765,000

Sale of partnership interests                     47,310.54  12,353,922    108,000 12,461,922
Selling commissions and organization                   0.00  (1,464,994)    (9,360)(1,474,354)
   and offering costs
Net sales of partnership interests                47,310.54  10,888,928     98,640 10,987,568

Net loss                                               0.00  (1,502,638)   (27,590)(1,530,228)
Redemptions                                       (1,940.13)   (445,141)         0   (445,141)

Balance at December 31, 1994                     106,612.23  23,356,449    420,750 23,777,199

Sale of partnership interests                     20,710.64   5,731,623    102,880  5,834,503
Selling commissions and organization                   0.00    (517,959)    (3,000)  (520,959)
   and offering costs
Net sales of partnership interests                20,710.64   5,213,664     99,880  5,313,544

Net profit                                             0.00   5,651,813    103,454  5,755,267
Redemptions                                       (9,012.50) (2,332,058)         0 (2,332,058)

Balance at December 31, 1995                     118,310.37  31,889,868    624,084 32,513,952

Net asset value per unit at December 31, 1995               $    269.54     269.54

Net asset value per unit at December 31, 1994               $    219.08     219.08

Net asset value per unit at December 31, 1993               $    235.38     235.38


*Units of limited partnership interest; all unit amounts reflect the 3-for-1 split as described in Note 1.

See accompanying notes to financial statements.


IDS MANAGED FUTURES, L.P.

Statements of Cash Flows

Years ended December 31, 1995, 1994, and 1993

                                                                       1995       1994       1993
Cash flows from operating activities:
 Net profit (loss)                                              $ 5,755,268 (1,530,228) 2,361,949
 Adjustments to reconcile net profit (loss) to net
  cash provided by (used in) operating activities:
  Change in assets and liabilities:
   Decrease (increase) in unrealized gain on open
    futures contracts                                              (365,549)  (691,537)  (411,766)
   Decrease (increase) in interest receivable                       (26,543)   (70,759)   (18,739)
   Increase (decrease) in accrued liabilities                        83,357    (50,372)   282,100

Net cash provided by (used in) provided by operating activities   5,446,533 (2,342,896) 2,213,544

Cash flows from financing activities:
 Net proceeds from sale of units                                  5,313,544 10,987,568  6,698,534
 Partner redemptions                                             (2,061,191)  (356,888)  (187,901)

Net cash provided by financing activities                         3,252,353 10,630,680  6,510,633

Net increase (decrease) in cash                                   8,698,886  8,287,784  8,724,177

Cash at beginning of year                                        22,741,310 14,453,526  5,729,349

Cash at end of year                                             $31,440,196 22,741,310 14,453,526

See accompanying notes to financial statements.




          IDS Managed Futures, L.P.
          Notes to Financial Statements

          (1)  General Information and Summary

          IDS Managed Futures, L.P. (the Partnership), a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The general partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI.

          Each unit of limited partnership interest was divided into three units ( 3-for-1 split ) at the close of business on February 28, 1995, each unit having a net asset value per unit equal to the previous net asset value per unit divided by three. Accordingly, the total number of units outstanding tripled as of that date. For comparative purposes, the respective prior years unit amounts and net asset value per unit amounts have been restated for the 3-for-1 split.

          Units of limited partnership interest were offered by IDS Financial Services Inc. (IDS) (an affiliate of IDSFC) commencing March 27, 1987. The total amount of the offering was $7,500,000. There is no definite number of units authorized for the Partnership because investors affiliated with the Selling Agent of the Partnership were not required to pay selling commissions. By June 16, 1987, a total of 88,326 units representing a total investment of $7,372,260 of limited partnership interest had been sold. Selling commissions of $353,280 were paid to IDS. Each of the general partners purchased 639 units. The Partnership began trading on June 16, 1987.

          Units of the limited partnership representing an additional investment of $10,000,000 were offered by IDS commencing
          March 29, 1993. An additional investment of $20,000,000 was offered by IDS commencing January 31, 1994. Commencing June 26, 1995, American Express Financial Advisors Inc. (AXP Advisors) (effective January 1, 1995 IDS Financial Services Inc. changed its name to American Express Financial Advisors Inc.) offered an additional investment of $50,000,000. By December 31, 1995, a total of 96,782 units representing a total investment of $25,605,280 of limited partnership interest had been sold in the combined offerings. During the offerings, the general partners purchased a total of 1,037 additional units representing a total investment of $262,880. Selling commissions of $1,470,434 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $1,398,080.

          No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. thereafter, a Limited Partner may cause any or all of his or her units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per unit on ten days written notice to the General Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership s Limited Partnership Agreement contains a full description of redemption and distribution procedures.

          The Partnership shall be terminated on December 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50% of the outstanding units notify the general partners to dissolve the Partnership as of a specific date; (2) disassociation of the general partners with the Partnership; (3) bankruptcy of the Partnership; (4) decrease in the net asset value to less than $500,000; (5) the Partnership is declared unlawful; or (6) the net asset value per unit declines to less than $125 per unit and the Partners elect to terminate the Partnership.

          (2) Summary of Significant Accounting Policies

          The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Partnership follows in preparing its financial statements.


          Financial Accounting Standards Board ( FASB ) Interpretation No. 39 Reporting

          Reporting in accordance with FASB Interpretation No. 39 (FIN
          39) is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.


          Revenue Recognition

          Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a pre-determined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

          Prior to August 1, 1993, the Partnership earned interest on 100% of the Partnership s average monthly cash balance on deposit with the clearing broker at a rate equal to 80% of the average 90-day treasury bill rate for treasury bills issued during that month. Effective August 1, 1993 the rate was changed to 90% of the average 90-day treasury bill rate for treasury bills issued during that month.


          Commissions

          Brokerage commissions and National Futures Association (NFA), clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. Prior to June 26, 1995 the Partnership paid CIS commissions on trades executed on its behalf at a rate of $50.00 per round-turn contract. With the June 26, 1995 offering, the rate was changed to $35.00 per round-turn contract. The first subscribers to the offering came into the fund at the end of August. Therefore, the new rate became applicable in September 1995. The Partnership pays this commission directly to CIS and CIS then reallocates the appropriate portion to AXP Advisors.


          Foreign Currency Transactions

          Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuation in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.


          Statements of Cash Flows

          For purposes of the statements of cash flows, cash includes cash on deposit with Clearing Broker in commodity futures trading accounts.


          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increase and decrease in net assets from operations during the period. Actual results could differ from those estimates.


          (3)  Fees

          Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly, and general partners administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by the following Commodity Trading Advisors (CTAs):
          John W. Henry & Company, Inc. (Henry) and Sabre Fund Management Limited (Sabre).

          Under signed agreement, Sabre will receive a monthly management fee of 1/4 of 1% of the month-end new asset value of the Partnership under their management and 18% of the Partnership s net trading profits, if any, in each quarter attributable to their trading. Effective December 1, 1991 to June 30, 1993, the agreement with Sabre was changed to reduce the management fees paid to them to 1/8th of 1% of the month-end net assets.Under signed agreement, Henry will receive a monthly management fee of 1/3 of 1% of the month-end new asset value of the Partnership under their management and 15% of the Partnership s net trading profits, if any, attributable to their management.

          The Partnership pays an annual administrative fee of 1.125% and .25% of the beginning of the year net asset value of the Partnership to IDSFC and CISI, respectively.

          (4)  Income Taxes

          No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $21,393 and $86,546 for the years ended December 31, 1993 and 1995, respectively, and is included in operating expenses in the statement of operations.
          No such tax was incurred for the years ended December 31, 1994 as the Partnership sustained net losses.

          (5)  Financial Instruments with Off-balance Sheet Risk

          The Partnership was formed to speculatively trade commodity interests. The Partnership s commodity interest transactions and its related cash balance are on deposit with the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission s Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

          The contractual amounts of commitments to purchase and sell exchange traded futures contracts was $284,240,048 and $225,727,635, respectively, on December 31, 1995, and $367,657,629 and $283,946,414, respectively, on December 31,
          1994. The contractual amounts of these instruments reflect the extent of the Partnership s involvement in the related futures contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of non-performance by one of its members or one of the members customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

          The average fair value of commodity interests was $1,168,519 and $859,000 during 1995 and 1994, respectively. Fair value as of December 31, 1995 and 1994 was $1,705,569 and $1,340,020,
          respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

          The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over the counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.
          If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group.
          Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

          At December 31, 1995, the cash requirement of the commodity interests of the Partnership was $3,655,729. This cash requirement is met by $30,204,044 held in segregated funds and $2,941,721 held in secured funds. At December 31, 1994, the cash requirement of the commodity interests of the Partnership of $2,923,318 was met by $21,069,467 being held in segregated funds and $2,312,483 being held in secured funds. At December 31, 1995 and 1994, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

          The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1995 and 1994:

          Commodity Group                          1995             1994

          Agricultural                           $212,081         $542,558
          Currency                                 51,557         (193,887)
          Stock Indices                           220,579             -
          Energies                                425,780           30,118
          Metals                                  (49,905)         107,205
          Interest                                845,477          854,026

          Total                                $1,705,569       $1,340,020

          The range of maturity dates of these exchange traded open contracts is January 1996 to December 1996.



          Acknowledgment

          To the best of my knowledge and belief, the information contained herein is accurate and complete.


          /s/ Donald J. Zyck
              Donald J. Zyck
              Treasurer, CIS Investments, Inc.,
              one of the General Partners and Commodity Pool Operators of IDS Managed Futures, L.P.