Form 10-Q
period 1996-03-31
IDS MANAGED FUTURES L P
filed 1996-05-14
CIK 809061

SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549


                                FORM 10-Q


        (Mark One)



X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the quarterly period ended March 31, 1996 or


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


Former name, former address and former fiscal year, if
changed since last report.      Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X     No


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1996,

and the additional time frames as noted:
                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 3/31/96     To 3/31/96     Ended 12/31/95  Ended 3/31/95   To 3/31/95
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X

           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED
                                                Mar 31, 1996     Dec 31, 1995
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 31,717,582      31,440,196
   Unrealized gain on open
     futures contracts                              1,373,326       1,705,569
                                               ---------------   -------------
                                                   33,090,908      33,145,765

Interest receivable                                   122,901         130,109
Prepaid G.P. fee                                      335,300               0
                                               ---------------   -------------
      Total assets                                $33,549,109     $33,275,874
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $79,697         $66,688
   Accrued management fee                              83,171          97,719
   Accrued incentive fee                                    0          33,129
   Accrued operating expenses                          51,086         141,246
   Redemptions payable                                167,359         370,419
   Selling and Offering Expenses Payable               35,892          52,721
                                               ---------------   -------------
      Total liabilities                               417,205         761,922

Partners' Capital:
   Limited partners ( 120,238.93 units             32,505,965      31,889,868
     outstanding at 3/31/96, 118,310.37
     units outstanding at 12/31/95) (see Note 1)
   General partners (2,315.34 units outstanding       625,939         624,084
    3/31/96 and 2,315.34 at 12/31/95) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      33,131,903      32,513,952
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $33,549,109     $33,275,874
                                               ===============   =============


In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)


           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED
                                                 Jan 1, 1996      Jan 1, 1996     Jan 1, 1995     Jan 1, 1995
                                                   through          through         through         through
                                                Mar 31, 1996     Mar 31, 1996     Mar 31, 1995   Mar 31, 1995
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $626,430        $626,430       $1,677,931     $1,677,931
   Change in unrealized gain (loss)
     on open positions                               (332,242)       (332,242)       2,013,739      2,013,739
Interest income                                       359,594         359,594          315,305        315,305
Foreign currency transaction gain (loss)              (46,403)        (46,403)         204,487        204,487
                                               ---------------   -------------   --------------  -------------
      Total revenues                                  607,379         607,379        4,211,462      4,211,462


EXPENSES

   Commissions paid to AXP Advisors and CIS           191,135         191,135          247,888        247,888
   Exchange fees                                        5,846           5,846            5,001          5,001
   Management fees                                    253,074         253,074          229,709        229,709
   Incentive fees                                       2,083           2,083          302,369        302,369
   General Partner fee to AXP Advisors and CIS        111,767         111,767           81,734         81,734
   Operating expenses                                 (41,096)        (41,096)          65,607         65,607
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  522,809         522,809          932,308        932,308
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                               $84,570         $84,570       $3,279,154     $3,279,154
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                  $0.80           $0.80           $29.36         $29.36
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

           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1996 through March 31, 1996

                   UNAUDITED
                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1996               118,310.37     $31,889,868         $624,084    $32,513,952

Net profit (loss)                                                      82,715            1,855         84,570

Additional Units Sold                                4,662.19       1,413,400                0      1,413,400
(see Note 1)
Less Selling and Organizational Costs                                (126,466)               0       (126,466)

Redemptions (see Note 1)                            (2,733.64)       (753,552)                       (753,552)
                                               ---------------   -------------   --------------  -------------
Partners' capital at March 31, 1996                120,238.93     $32,505,965         $625,939    $33,131,903
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1996 (see Note 1)                                        219.08           219.08

Net profit (loss) per unit (see Note 1)                                 51.26            51.26
                                                                 -------------   --------------
Net asset value per unit
  March 31, 1996                                                      $270.34          $270.34

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED
                                                 Jan 1, 1996      Jan 1, 1995
                                                  through          through
                                                Mar 31, 1996     Mar 31, 1995
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                  $84,570      $3,279,154
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                              332,243      (2,013,739)
     Interest receivable                                7,208         (20,971)
     Prepaid general partner fee                     (335,300)       (245,202)
     Accrued liabilities                             (124,828)        368,706
     Redemptions payable                             (203,060)        (59,252)
     Selling and Offering Expenses Payable            (16,829)        (83,746)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                          (255,996)      1,224,950

Cash flows from financing activities:
   Additional Units Sold                            1,413,400         701,402
   Selling and Offering Expenses                     (126,466)        (80,754)
   Partner redemptions                               (753,552)       (168,056)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                             533,382         452,592
                                               ---------------   -------------
Net increase (decrease) in cash                       277,386       1,677,542

Cash at beginning of period                        31,440,196      22,741,310
                                               ---------------   -------------
Cash at end of period                             $31,717,582     $24,418,852
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)


                        IDS MANAGED FUTURES, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                        March 31, 1996



(1)  GENERAL INFORMATION AND SUMMARY

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

        Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March
29, 1993, January 31, 1994 and June 26, 1995. The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. Investors purchase
Units at the then current net asset value per Unit; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

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

        On June 26, 1995, a new registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. The minimum subscription size for the new offering is $1,000 for investors not affiliated with AXP Advisors. By March 31, 1996, a total of 22,845.46 Units representing a total investment of $6,546,501 of limited partnership interest had been sold in the new offering. Selling commissions of $370,276 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $196,395.

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

        Financial Accounting Standards Board ("FASB") Interpretation No. 39 Reporting

        Reporting in accordance with FASB Interpretation No. 39 ("FIN 39") is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.

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


        Commissions

        Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $35 per round turn contract to CIS which in turn reallocates $20 per round turn contract to AXP Advisors, an affiliate of IDS Futures.


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


(3)     FEES

        Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly.
Trading decisions for the period of these financial statements were made by John W. Henry & Co., Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"), the Partnership's Commodity
Trading Advisors ("CTAs"). Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management.
Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. The Partnership pays JWH a quarterly incentive fee of 15% and pays Sabre a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.

        The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year net asset value of the Partnership to IDS Futures and CISI, respectively.


(4)     INCOME TAXES

        No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $1,261 and $49,573 for the periods ended March 31, 1996 and March 31, 1995, respectively, and is included in operating expenses in the Statement of Operations.


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

        The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1996:



        COMMODITY GROUP:                  UNREALIZED GAIN/(LOSS):

AGRICULTURAL COMMODITIES                        177,823

FOREIGN CURRENCIES                               97,882

STOCK INDICES                                    (5,672)

ENERGIES                                         38,790

METALS                                          (34,933)

INTEREST RATE INSTRUMENTS                     1,099,436
                                               _______

TOTAL                                         1,373,326



        The range of maturity dates of these exchange traded open contracts is April of 1996 to March of 1997. The average open trade equity for period of January 1, 1996 to March 31, 1996 was $1,563,949.

        The margin requirement at March 31, 1996 was $3,477,234. To meet this requirement, the Partnership had on deposit with the Clearing Broker $30,647,945 in segregated funds and $2,442,963 in secured funds.


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



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


                Fiscal Quarter ended March 31, 1996

        The Partnership recorded a gain of $84,570 or $0.80 per Unit for the first quarter of 1996. The first month experienced gains primarily as a result of profits in foreign exchange. The next two months saw losses due to unprofitable currency positions and losses in trading of stock indices and metals. The first quarter ended positively for the Partnership's accounts managed by John W. Henry & Co., Inc. and Sabre Fund Management Limited.
At March 31, 1996, John W. Henry & Co., Inc. was managing 60.8% of the Partnership's assets and Sabre Fund Management Limited was managing 39.2% of the Partnership's assets.

        In January, the primary influence on markets was the U.S. dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange generated the majority of profits. Trading in stock indexes was slightly profitable. The Partnership recorded a profit of $1,324,808 or $10.98 per Unit in January.

        In February, the U.S. dollar lost ground against the Japanese yen, British pound, Swiss franc and German mark, resulting in the Partnership giving back some of the profits earned in January. The largest decline occurred in Japanese yen positions. In the metals markets, subsiding inflation fears and weakening demand pushed gold prices beneath the $400 threshold reached only a month before. Trading in interest rates and stock indexes was also unprofitable. The Partnership recorded a loss of $1,188,721 or $9.76 per Unit in February.

        In March, trading was volatile, reflecting investors' confusion
over the direction of the U.S. economy.   In addition, political
tensions between China and Taiwan and "Mad Cow" disease in Britain further added to economic uncertainties. Elections in Australia, which put an end to 13 years of Labor Party rule, boosted the Australian dollar to levels not seen in over 10 months. Trading in stock indices and metals was unprofitable.
As a result, the Partnership recorded a loss of $51,517 or $.42 per Unit in March.

        On March 29, 1996, Janis E. Miller resigned as President and a Director of IDS Futures Corporation, one of the General Partners of the Partnership. As of the date of the filing of this Form
10-Q, a replacement for Ms. Miller had not been appointed. The search for Ms. Miller's replacement is pending.

        During the quarter, additional Units sold consisted of 4,662.19 limited partnership units; there were no general partner units sold . Additional Units sold during the quarter represented a total of $1,413,400 before the reduction of selling commissions and organizational costs of $126,466. Investors redeemed a total of 2,733.64 Units during the quarter. At the end of the quarter there were 122,554.27 Units outstanding (including
2,315.34 Units owned by the General Partners).

        During the fiscal quarter ended March 31, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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


                                         IDS MANAGED FUTURES, L.P.

Date:  May 10, 1996                      By: CIS Investments, Inc.
                                             One of its General Partners






Date:  May 10,  1996                     By:/s/ Donald J. Zyck,
                                                Secretary & Treasurer

                                         (Duly authorized officer of the
                                          General Partner and the Principal
                                          Financial Officer of the General
                                          Partner)