Form 10-Q
period 1996-06-30
IDS MANAGED FUTURES L P
filed 1996-08-14
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

                (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996 or

                Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from            to


                         Commission File Number 0-16515


                             IDS MANAGED FUTURES, L.P.
              (Exact name of registrant as specified in its charter)

                Delaware                                       06-1189438
           State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                   Identification #)

              233 South Wacker Dr., Suite 2300, Chicago, IL      60606
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

                             Yes   X            No

                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1996, and the additional time frames as noted:


                                           Fiscal Quarter    Year to Date     Fiscal Year   Fiscal Quarter Year to Date
                                           Ended 6/30/96     To 6/30/96     Ended 12/31/95  Ended 6/30/95   To 6/30/95
                                          --------------    --------------   --------------  --------------------------
Statement of
Financial Condition                              X                                X

Statement of
Operations                                       X                X                               X             X

Statement of Changes
in Partners' Capital                                              X

Statement of
Cash Flows                                                        X                                             X

Notes to Financial
Statements                                       X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Jun 30, 1996     Dec 31, 1995
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 33,774,258      31,440,196
   Unrealized gain on open
     futures contracts                                361,278       1,705,569
                                               ---------------   -------------
                                                   34,135,536      33,145,765

Interest receivable                                   119,059         130,109
Prepaid G.P. fee                                      223,534               0
                                               ---------------   -------------
      Total assets                                $34,478,129     $33,275,874
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $91,367         $66,688
   Accrued management fee                              85,475          97,719
   Accrued incentive fee                               30,063          33,129
   Accrued operating expenses                          36,434         141,246
   Redemptions payable                                256,756         370,419
   Selling and Offering Expenses Payable               50,514          52,721
                                               ---------------   -------------
      Total liabilities                               550,609         761,922

Partners' Capital:
   Limited partners ( 121,330.74 units             33,292,210      31,889,868
     outstanding at 6/30/96, 118,310.38
     units outstanding at 12/31/95) (see Note 1)
   General partners (2,315.34 units outstanding       635,310         624,084
    6/30/96 and 2,315.34 at 12/31/95) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      33,927,520      32,513,952
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $34,478,129     $33,275,874
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Apr 1, 1996      Jan 1, 1996     Apr 1, 1995     Jan 1, 1995
                                                   through          through         through         through
                                                Jun 30, 1996     Jun 30, 1996     Jun 30, 1995   Jun 30, 1995
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $1,819,261      $2,445,690       $4,744,867     $6,422,798
   Change in unrealized gain (loss)
     on open positions                             (1,012,048)     (1,344,290)      (3,492,917)    (1,479,178)
Interest income                                       381,516         741,111          364,381        679,686
Foreign currency transaction gain (loss)              (39,555)        (85,958)          15,565        220,052
                                               ---------------   -------------   --------------  -------------
      Total revenues                                1,149,174       1,756,553        1,631,896      5,843,358


EXPENSES

   Commissions paid to AXP Advisors and CIS           240,327         431,462          121,176        369,063
   Exchange fees                                        6,850          12,697            4,888          9,889
   Management fees                                    255,768         508,843          261,938        491,647
   Incentive fees                                      30,212          32,294          114,343        416,712
   General Partner fee to AXP Advisors and CIS        111,767         223,533           81,734        163,468
   Operating expenses                                  11,478         (29,619)          33,651         99,258
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  656,401       1,179,210          617,729      1,550,037
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                              $492,773        $577,343       $1,014,167     $4,293,321
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                  $4.05           $4.85            $9.02         $38.38
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1996 through June 30, 1996

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1996               118,310.38     $31,889,868         $624,084    $32,513,952

Net profit (loss)                                                     566,117           11,226        577,343

Additional Units Sold                                8,529.02       2,583,600                0      2,583,600
(see Note 1)
Less Selling and Organizational Costs                                (231,304)               0       (231,304)

Redemptions (see Note 1)                            (5,508.66)     (1,516,071)                     (1,516,071)
                                               ---------------   -------------   --------------  -------------
Partners' capital at June 30, 1996                 121,330.74     $33,292,210         $635,310    $33,927,520
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1996 (see Note 1)                                        269.54           269.54

Net profit (loss) per unit (see Note 1)                                  4.85             4.85
                                                                 -------------   --------------
Net asset value per unit
  June 30, 1996                                                       $274.39          $274.39

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1996      Jan 1, 1995
                                                  through          through
                                                Jun 30, 1996     Jun 30, 1995
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                 $577,343      $4,293,321
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            1,344,291       1,479,178
     Interest receivable                               11,050         (20,466)
     Prepaid general partner fee                     (223,534)       (163,468)
     Accrued liabilities                              (95,443)        135,855
     Redemptions payable                             (113,663)         81,912
     Selling and Offering Expenses Payable             (2,207)        (83,746)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                         1,497,837       5,722,586

Cash flows from financing activities:
   Additional Units Sold                            2,583,600         701,402
   Selling and Offering Expenses                     (231,304)        (80,754)
   Partner redemptions                             (1,516,071)       (972,114)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                             836,225        (351,466)
                                               ---------------   -------------
Net increase (decrease) in cash                     2,334,062       5,371,120

Cash at beginning of period                        31,440,196      22,741,310
                                               ---------------   -------------
Cash at end of period                             $33,774,258     $28,112,430
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)


                              IDS MANAGED FUTURES, L.P.
                            NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1996


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

               On June 26, 1995, a new registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. The minimum subscription size for the new offering is $1,000 for investors not affiliated with AXP Advisors. By June 30, 1996, a total of 26,712.28 Units representing a total investment of $7,716,701 of limited partnership interest had been sold in the new offering. Selling commissions of $440,008 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $231,501.

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


          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $8,684 and $64,277 for the periods ended June 30, 1996 and June 30, 1995, respectively, and is included in operating expenses in the Statement of Operations.


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

               The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1996:

                COMMODITY GROUP         UNREALIZED GAIN/(LOSS)

           AGRICULTURAL COMMODITIES        (70,423)

           FOREIGN CURRENCIES               19,200

           STOCK INDICES                    11,163

           ENERGIES                         (1,848)

           METALS                          316,728

           INTEREST RATE INSTRUMENTS        86,458


           TOTAL                           361,278


               The range of maturity dates of these exchange traded open contracts is July of 1996 to March of 1997. The average open trade equity for period of January 1, 1996 to June 30, 1996 was $1,482,262.

               The margin requirement at June 30, 1996 was $3,970,023. To meet this requirement, the Partnership had on deposit with the Clearing Broker $30,856,170 in segregated funds and $3,279,454 in secured funds.


          (6)  FINANCIAL STATEMENT PREPARATION

               The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals.

               The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                          Fiscal Quarter ended June 30, 1996

               The Partnership recorded a gain of $492,773 or $4.05 per Unit for the second quarter of 1996. This compares to a profit of $1,014,167 or $9.02 per Unit for the second quarter of 1995. During the first quarter of 1996, the Partnership posted a gain of $84,570 or $0.80 per Unit, which compares to a profit of $3,279,154 or $29.36 per Unit for the first quarter of 1995.

               Favorable positions in global currency and physical commodity markets generated profits in the first and third months of the quarter. The second month of the quarter saw losses in metals and global interest rates. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Co., Inc. and Sabre Fund Management Limited. At June 30, 1996, John W. Henry & Co., Inc. was managing 61.5% of the Partnership's assets and Sabre Fund Management Limited was managing 38.5% of the Partnership's assets.

               In April, crude oil prices continued to surge upwards as refiners pushed to replenish record-low inventory levels. In the agricultural sector, prices of wheat, corn and soybeans soared as export demand remained strong. The currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $1,161,096 or $9.48 per Unit in April.

               In May, the grain and oilseed markets were volatile as concerns over winter crops were replaced by reports of poor planting conditions for spring crops. Crude oil prices succumbed to political pressures and the expected impact on world oil supplies of the long-anticipated U.N./Iraq oil agreement. In the currency markets, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $840,378 or $6.83 per Unit in May.

               In June, the metals markets were impacted by repercussions from the Sumitomo copper trading losses and by an increase in the world supply of gold; the result of selling by central banks. Crude oil prices reflected continued inventory shortages and the renewal of tension in the Middle East. The U.S. dollar reached a 28-month high against the Japanese yen early in the month, but ended lower at month's end as investors turned to higher yielding European currencies. The Partnership recorded a profit of $172,055 or $1.40 per Unit in June.

               On May 16, 1996, William Dudley resigned as a Director of IDS Futures Corporation, a General Partner of the Partnership. Peter Anderson was elected as a Director of IDS Futures Corporation on May 20, 1996. Wendell Halvorson will be appointed as President and a Director of IDS Futures Corporation pending approval with the National Futures Association, replacing Janis
          E. Miller, who resigned as President and a Director of IDS Futures Corporation on March 29, 1996.

               On June 25, 1996, Henry Gjersdal, Jr. and Patrice Halbach were each elected Assistant Secretary of CIS Investments, Inc., a General Partner of the Partnership.

               During the quarter, additional Units sold consisted of 3,866.82 limited partnership units; there were no general partner units sold . Additional Units sold during the quarter represented a total of $1,170,200 before the reduction of selling commissions and organizational costs of $104,838. Investors redeemed a total of 2, 775 Units during the quarter. At the end of the quarter there were 123,646.08 Units outstanding (including 2,315.34 Units owned by the General Partners).

               During the fiscal quarter ended June 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

               On March 29, 1996, Janis E. Miller resigned as President and a Director of IDS Futures Corporation, one of the General Partners of the Partnership. Ms. Miller's replacement will be appointed pending approval by the National Futures Association.

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



                                             IDS MANAGED FUTURES, L.P.

          Date:  August 13, 1996             By:  CIS Investments, Inc.
                                                  One of its General Partners




                                             By:  /S/Donald J. Zyck
                                                     Donald J. Zyck,
                                                     Secretary & Treasurer

                                               (Duly authorized officer
                                                of the General Partner
                                                and the Principal Financial
                                                Officer of the General Partner)