Form 10-Q
period 1996-09-30
IDS MANAGED FUTURES L P
filed 1996-11-14
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

      (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1996 or

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

                                 Yes   X     No



                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1996, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/96     To 9/30/96     Ended 12/31/95  Ended 9/30/95   To 9/30/95
                                               --------------    --------------   --------------  --------------------------
Statement of
Financial Condition                                   X                                X

Statement of
Operations                                            X                X                               X             X

Statement of Changes
in Partners' Capital                                                   X

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Sep 30, 1996     Dec 31, 1995
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 33,097,584      31,440,196
   Unrealized gain on open
     futures contracts                              2,774,955       1,705,569
                                               ---------------   -------------
                                                   35,872,539      33,145,765

Interest receivable                                   124,057         130,109
Prepaid G.P. fee                                      111,767               0
                                               ---------------   -------------
      Total assets                                $36,108,363     $33,275,874
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and       $109,307         $66,688
   Accrued management fee                              89,646          97,719
   Accrued incentive fee                               77,389          33,129
   Accrued operating expenses                          64,543         141,246
   Redemptions payable                                757,056         370,419
   Selling and Offering Expenses Payable               42,863          52,721
                                               ---------------   -------------
      Total liabilities                             1,140,803         761,922

Partners' Capital:
   Limited partners ( 121,776.67 units             34,315,128      31,889,868
     outstanding at 9/30/96, 118,310.38
     units outstanding at 12/31/95) (see Note 1)
   General partners (2,315.34 units outstanding       652,432         624,084
    9/30/96 and 2,315.34 at 12/31/95) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      34,967,560      32,513,952
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $36,108,363     $33,275,874
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Jul 1, 1996      Jan 1, 1996     Jul 1, 1995     Jan 1, 1995
                                                   through          through         through         through
                                                Sep 30, 1996     Sep 30, 1996     Sep 30, 1995   Sep 30, 1995
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions        ($1,124,549)     $1,321,142        ($341,917)    $6,080,881
   Change in unrealized gain (loss)
     on open positions                              2,413,677       1,069,387          241,083     (1,238,095)
Interest income                                       391,424       1,132,535          343,083      1,022,769
Foreign currency transaction gain (loss)              (16,329)       (102,287)         (12,366)       207,686
                                               ---------------   -------------   --------------  -------------
      Total revenues                                1,664,223       3,420,777          229,882      6,073,240


EXPENSES

   Commissions paid to AXP Advisors and CIS           247,085         678,547          158,365        537,428
   Exchange fees                                        7,818          20,515            3,388         13,277
   Management fees                                    261,235         770,078          254,913        746,560
   Incentive fees                                      77,389         109,683                0        416,712
   General Partner fee to IDS Futures Corp. and       111,767         335,300           81,734        245,202
   Operating expenses                                  28,108          (1,510)          (1,724)        97,534
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  733,402       1,912,613          496,677      2,046,714
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                              $930,821      $1,508,164        ($266,795)    $4,026,526
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                  $7.40          $12.25           ($2.36)        $36.02
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1996 through September 30, 1996

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1996               118,310.38     $31,889,868         $624,084    $32,513,952

Net profit (loss)                                                   1,479,816           28,348      1,508,164

Additional Units Sold                               14,010.40       4,226,900                0      4,226,900
(see Note 1)
Less Selling and Organizational Costs                                (369,021)               0       (369,021)

Redemptions (see Note 1)                           (10,544.11)     (2,912,435)                     (2,912,435)
                                               ---------------   -------------   --------------  -------------
Partners' capital at September 30, 1996            121,776.67     $34,315,128         $652,432    $34,967,560
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1996 (see Note 1)                                        269.54           269.54

Net profit (loss) per unit (see Note 1)                                 12.25            12.25
                                                                 -------------   --------------
Net asset value per unit
  September 30, 1996                                                  $281.79          $281.79

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1996      Jan 1, 1995
                                                  through          through
                                                Sep 30, 1996     Sep 30, 1995
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                               $1,508,164      $4,026,526
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (1,069,386)      1,238,095
     Interest receivable                                6,052         (15,486)
     Prepaid general partner fee                     (111,767)        (81,734)
     Accrued liabilities                                2,102          19,907
     Redemptions payable                              386,637         231,160
     Selling and Offering Expenses Payable             (9,858)         43,045
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                           711,944       5,461,512

Cash flows from financing activities:
   Additional Units Sold                            4,226,900       3,567,903
   Selling and Offering Expenses                     (369,021)       (327,647)
   Partner redemptions                             (2,912,435)     (1,485,937)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                             945,444       1,754,319
                                               ---------------   -------------
Net increase (decrease) in cash                     1,657,388       7,215,831

Cash at beginning of period                        31,440,196      22,741,310
                                               ---------------   -------------
Cash at end of period                             $33,097,584     $29,957,141
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                           IDS MANAGED FUTURES, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1996


          (1)  GENERAL INFORMATION AND SUMMARY

               IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership are made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited.

               Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995 and July 31, 1996. The
          total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. Investors purchase Units at the then current net asset value per Unit; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

               On June 26, 1995, a registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. On July 12, 1996 a post-effective amendment was declared effective with the SEC to update the information in the Prospectus dated June 26, 1995. The Units are currently offered pursuant to a Prospectus dated July 31, 1996. The minimum subscription size for the offering is $1,000 for investors not affiliated with AXP Advisors. By September 30, 1996, a total of 32,193.66 Units representing a total investment of $9,360,001 of limited partnership interest had been sold in the offering period commencing June 26, 1995. Selling commissions of $88,418 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $49,299.

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

          (3)  FEES

               Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"), the Partnership's Commodity Trading Advisors ("CTAs"). Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre dated December 26, 1995 and effective January 1, 1996, Sabre's monthly management fee was reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees will continue until such time that the cumulative trading performance of Sabre reaches 40%. The Partnership pays JWH a quarterly incentive fee of 15% and pays Sabre a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.

               The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year net asset value of the Partnership to IDS Futures and CISI, respectively.

          (4)  INCOME TAXES

               No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $22,856 and $59,243 for the periods ended September 30, 1996 and September 30, 1995, respectively, and is included in operating expenses in the Statement of Operations.

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

               The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1996:

                  COMMODITY GROUP               UNREALIZED GAIN/(LOSS)

           AGRICULTURAL COMMODITIES                  109,342

           FOREIGN CURRENCIES                        465,887

           STOCK INDICES                              86,909

           ENERGIES                                        0

           METALS                                     382,731

           INTEREST RATE INSTRUMENTS                1,730,086

              TOTAL                                 2,774,955


               The range of maturity dates of these exchange traded open contracts is October of 1996 to June of 1997. The average open trade equity for period of January 1, 1996 to September 30, 1996 was $1,824,183.

               The margin requirement at September 30, 1996 was $4,509,556. To meet this requirement, the Partnership had on deposit with the Clearing Broker $29,741,897 in segregated funds and $6,130,642 in secured funds.

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


                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                      Fiscal Quarter ended September 30, 1996

               The Partnership recorded a gain of $930,821 or $7.40 per Unit for the third quarter of 1996. This compares to a loss of $266,795 or $2.36 per Unit for the third quarter of 1995. For the nine month period ended September 30, 1996, the Partnership posted a gain of $1,508,164 or $12.25 per Unit, which compares to a profit of $4,026,526 or $36.02 per Unit for nine month period ended September 30, 1995.

               The  first month of the quarter saw losses in stock indices, currencies and metals. Favorable positions in global interest rates, stock indices and metals generated profits in the second and third months of the quarter. Overall, the third quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited. At September 30, 1996, John W. Henry & Company, Inc. was managing
          61.4% of the Partnership's assets and Sabre Fund Management Limited was managing 38.6% of the Partnership's assets.

               In July, sharp declines in the U.S. stock market weakened the dollar against other key currencies as some investors fled U.S. assets in search of opportunities overseas. In foreign exchange, the U.S. dollar lost ground against the German mark and the Japanese yen as the prospect for a hike in U.S. interest rates seemed more unlikely. Positions in gold and silver were unprofitable as were positions in global stock indices. In the commodity markets, changing weather conditions and threats of further cancellations of major grain export contracts by China unsettled agricultural markets. The Partnership recorded a loss of $369,504 or $2.99 per Unit in July.

               The Japanese yen, German mark and U.S. dollar fluctuated throughout the month of August. Market participants in the financial markets remained cautious, with few willing to take positions prior to key central bank policy meetings and economic reports slated at month end. The German Bundesbank's decision to sharply lower a key interest rate surprised the market and sparked a European bond rally. Hurricane activity, which posed a threat to key refineries in the Caribbean and the Gulf of Mexico, added to upward price pressures in the energy markets. Prices of both crude oil and heating oil climbed to four month highs while agricultural commodity markets remained trendless. The Partnership recorded a profit of $161,189 or $1.29 per Unit in August.

                In September, the U.S. dollar reached a ten-week high against the Japanese yen, the German mark and the Swiss franc. The energy markets continued to benefit from upward price pressures in crude oil and derivative products, reflecting low inventories worldwide and renewed tension in the Middle East. Overseas investors followed closely the budget reports of key European nations seeking to meet Maastricht Treaty criteria for
          membership  in the  EMU.   Convinced of  the commitment  of these
          nations to the EMU and of the concurrent necessity for low European interest rates to ensure economic growth, foreign investors turned to higher yielding U.S. dollar-denominated assets. Foreign central banks were heavy buyers of U.S. bonds. The Partnership recorded a profit of $1,139,136 or $9.10 per Unit in September.

               Effective July 23, 1996 Peter Swete resigned as a Director of Sabre Fund Management Limited ("Sabre"), one of the commodity trading advisors of the Partnership and Simon Wilson, Tushar Patel and Zbigniew Hermaszewski were all appointed as Directors of Sabre. Effective September 16, 1996 Colin Barrow was appointed as a Director of both Sabre and its parent company, Sabre Limited . On September 12, 1996 changes occurred in the ownership of Sabre Limited which resulted in the following new ownership interests: Robin Edwards, 25.36%; Walbrook Trustees (Jersey) Ltd., 16.14%; and Firefirst Solutions Ltd., 58.50% (which is controlled by Robin Edwards). Further effective as of October 30, 1996, the ownership of Sabre Limited was changed
          as  follows:   Robin  Edwards, 19%;  Walbrook Trustees  (Jersey)
          Ltd., 12.1%; Firefirst Solutions Ltd., 43.9%; Colin Barrow, 2.5%; Angelia Barrow, 2.5%; and Credit Suisse Fides Trust Ltd., 20%.

               Wendell Halvorson was appointed as President and a Director of IDS Futures Corporation on July 23, 1996, replacing Janis E. Miller, who resigned as President and a Director of IDS Futures Corporation on March 29, 1996.

               In September 1996, John W. Henry & Company, Inc. ("JWH"), one of the commodity trading advisors of the Partnership, was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and the New York Supreme Court, New York County. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit and intends to contest these allegations.

               During the quarter, additional Units sold consisted of 5,481.38 limited partnership units; there were no general partner units sold . Additional Units sold during the quarter represented a total of $1,643,300 before the reduction of selling commissions and organizational costs of $137,717. Investors redeemed a total of 5,035.44 Units during the quarter. At the end of the quarter there were 124,092.01 Units outstanding (including 2,315.34 Units owned by the General Partners).

               During the fiscal quarter ended September 30, 1996, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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



                       Fiscal Quarter ended September 30, 1995

               The Partnership recorded a loss of $266,795 or $2.36 per Unit for the third quarter of 1995. The first month of the quarter posted a slight gain due primarily to favorable Japanese yen positions and worldwide interest rate policies. The next two months saw losses due to a weakened Japanese yen and difficult foreign exchange markets, respectively. As a result, the third quarter ended negatively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At September 30, 1995, John W. Henry & Company, Inc. was managing 62% of the Partnership's assets and Sabre Fund Management Limited was managing 38% of the Partnership's assets.

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

               During the fiscal quarter ended September 30, 1995, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.



                          Fiscal Quarter ended June 30, 1996

               The Partnership recorded a gain of $492,773 or $4.05 per Unit for the second quarter of 1996. This compares to a profit of $1,014,167 or $9.02 per Unit for the second quarter of 1995.

               Favorable positions in global currency and physical commodity markets generated profits in the first and third months of the quarter. The second month of the quarter saw losses in metals and global interest rates. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited. At June 30, 1996, John W. Henry & Company, Inc. was managing 61.5% of the Partnership's assets and Sabre Fund Management Limited was managing 38.5% of the Partnership's assets.

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

               During  the   fiscal  quarter  ended  June   30,  1996,  the
          Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.



                          Fiscal Quarter ended June 30, 1995

               The Partnership recorded a profit of $1,014,167 or $9.02 per Unit for the second quarter of 1995. The first month of the quarter was profitable with the strongest gains derived from foreign currency markets. The next two months saw losses in interest rates and foreign exchange. Overall, the second quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited.

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



                         Fiscal Quarter ended March 31, 1996

               The Partnership recorded a gain of $84,570 or $0.80 per Unit for the first quarter of 1996. The first month experienced gains primarily as a result of profits in foreign exchange. The next two months saw losses due to unprofitable currency positions and losses in trading of stock indices and metals. The first quarter ended positively for the Partnership's accounts managed by John
          W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1996, John W. Henry & Company, Inc. was managing 60.8% of the Partnership's assets and Sabre Fund Management Limited was managing 39.2% of the Partnership's assets.

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

               During  the  fiscal  quarter   ended  March  31,  1996,  the
          Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.



                         Fiscal Quarter ended March 31, 1995

               The Partnership  recorded a  profit of $3,279,154  or $29.36 per Unit for the first quarter of 1995. The first month of the year was difficult due in part to losses in global interest rates and foreign exchange. However, the next two months saw profitable trends in the financial markets. As a result, the first quarter ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited.

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



                                            IDS MANAGED FUTURES, L.P.

          Date: November 14, 1996           By: CIS Investments, Inc.
                                                One of its General Partners






          Date: November 14,  1996          By: /s/ Donald J. Zyck
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