Form 10-K
period 1996-12-31
IDS MANAGED FUTURES L P
filed 1997-03-26
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    Commission File No. 0-16515
                December 31, 1996

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

               Registrant has no voting stock.



           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION

                                                 Dec 31, 1996     Dec 31, 1995
                                                ---------------   -------------
ASSETS
Cash at Escrow Agent                                  $650,100              $0
Equity in commodity futures
   trading accounts:
   Account balance                                  39,998,782      31,440,196
   Unrealized gain on open
     futures contracts                                 868,069       1,705,569
                                                ---------------   -------------
                                                    41,516,951      33,145,765

Interest receivable                                    152,358         130,109
Prepaid G.P. fee                                             0               0
                                                ---------------   -------------
      Total assets                                 $41,669,309     $33,275,874
                                                ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and C       $67,464         $64,903
   Accrued exchange, clearing, and NFA fees             $2,539          $1,785
   Accrued management fee                              108,053          97,719
   Accrued incentive fee                               851,045          33,129
   Accrued operating expenses                          155,590         141,246
   Redemptions payable                                 132,361         370,419
   Selling and Offering Expenses Payable                57,309          52,721
                                                ---------------   -------------
      Total liabilities                              1,374,361         761,922

Partners' Capital:
   Limited partners ( 122,175.79 and                39,545,526      31,889,868
     118,310.38 units outstanding at
     12/31/96 and 12/31/95, respectively) (see Note 1)
   General partners (2,315.34 units outstanding        749,421         624,084
     12/31/96 and 12/31/95, respectively) (see Note 1)
                                                ---------------   -------------
      Total partners' capital                       40,294,948      32,513,952
                                                ---------------   -------------
      Total liabilities and
        partners' capital                          $41,669,309     $33,275,874
                                                ===============   =============

See Accompanying notes to financial statements.




           IDS MANAGED FUTURES, L.P.
            STATEMENTS OF OPERATIONS



                                                          1996            1995             1994
                                                ---------------   -------------   --------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          $9,559,339      $6,474,664      ($1,300,245)
   Change in unrealized gain (loss)
     on open positions                                (837,500)        365,549          691,537
Interest income                                      1,575,843       1,389,521          760,250
Foreign currency transaction gain (loss)              (108,047)        189,505          127,359
                                                ---------------   -------------   --------------
      Total revenues                                10,189,635       8,419,239          278,901


EXPENSES

   Commissions paid to AXP Advisors and CIS            851,858         701,468          639,227
   Exchange, clearing and NFA fees                      30,222          18,571           15,677
   Management fees                                   1,088,343       1,027,360          704,158
   Incentive fees                                      978,214         449,841          186,976
   General Partner fee to IDS Futures Corp. and        447,067         326,936          203,019
   Operating expenses                                   92,456         139,795           60,072
                                                ---------------   -------------   --------------
      Total expenses                                 3,488,160       2,663,971        1,809,129
                                                ---------------   -------------   --------------
      Net profit (loss)                             $6,701,475      $5,755,268      ($1,530,228)
                                                ===============   =============   ==============


PROFIT (LOSS) PER UNIT OF LIMITED PARTNERSHIP IN        $54.14          $50.46          ($16.30)
PROFIT (LOSS) PER UNIT OF GENERAL PARTNERSHIP IN        $54.14          $50.46          ($16.30)
                                                ===============   =============   ==============
                                                (see Note 1)      (see Note 1)    (see Note 1)

See accompanying notes to financial statements.


           IDS MANAGED FUTURES, L.P.
   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1996,1995, AND 1994

                                                                                                     Total
                                                                     Limited         General        Partners'
                                                    Units*          Partners         Partners        Capital
                                                ---------------   -------------   --------------  -------------
Balance at December 31, 1993                         61,241.82      14,415,300          349,700    $14,765,000

Sale of partnership interests                        47,310.54      12,353,922          108,000    $12,461,922
Selling commissions and organization & offering           0.00      (1,464,994)          (9,360)   ($1,474,354)

Net sales of partnership interests                   47,310.54      10,888,928           98,640    $10,987,568

Net loss                                                  0.00      (1,502,638)         (27,590)   ($1,530,228)

Redemptions                                          (1,940.13)       (445,141)               0      ($445,141)

Balance at December 31, 1994                        106,612.23      23,356,449          420,750    $23,777,199

Sale of partnership interests                        20,710.64       5,731,623          102,880     $5,834,503
Selling commissions and organization & offering           0.00        (517,959)          (3,000)     ($520,959)

Net sales of partnership interests                   20,710.64       5,213,664           99,880     $5,313,544

Net profit                                                0.00       5,651,813          103,454     $5,755,267

Redemptions                                          (9,012.50)     (2,332,058)               0    ($2,332,058)

Balance at December 31, 1995                        118,310.37      31,889,868          624,084    $32,513,952

Sale of partnership interests                        17,812.20       5,568,008                0     $5,568,008
Selling commissions and organization & offering           0.00        (488,220)               0      ($488,220)

Net sales of partnership interests                   17,812.20       5,079,788                0     $5,079,788

Net profit                                                0.00       6,576,138          125,337     $6,701,475

Redemptions                                         (13,946.78)     (4,000,267)               0    ($4,000,267)

Balance at December 31, 1996                        122,175.79      39,545,527          749,421     40,294,948

Net asset value per unit at December 31, 1996 (see Note 1)             $323.68          $323.68

Net asset value per unit at December 31, 1995 (see Note 1)             $269.54          $269.54

Net asset value per unit at December 31, 1994 (see Note 1)             $219.08          $219.08

*Units of limited partnership interest; all unit amounts reflect the 3-for-1 split as described in Note 1.

See accompanying notes to financial statements.


           IDS MANAGED FUTURES, L.P.
            STATEMENTS OF CASH FLOWS



                                                          1996            1995             1994
                                                ---------------   -------------   --------------
Cash flows from operating activities:
   Net profit (loss)                                 6,701,475       5,755,267       (1,530,228)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                               837,500        (365,549)        (691,537)
     Interest receivable                               (22,249)        (26,543)         (70,759)
     Accrued liabilities                               793,189          83,358          (50,372)
                                                ---------------   -------------   --------------
     Net cash provided by (used in)
       operating activities                          8,309,915       5,446,533       (2,342,896)

Cash flows from financing activities:
   Additional Units Sold                             4,486,997       5,313,544       10,987,568
   Partner Redemptions                              (4,238,326)     (2,061,191)        (356,888)
                                                ---------------   -------------   --------------
   Net cash provided by (used in)
     financing activities                              248,671       3,252,353       10,630,680
                                                ---------------   -------------   --------------
Net increase (decrease) in cash                      8,558,586       8,698,886        8,287,784

Cash at beginning of period                         31,440,196      22,741,310       14,456,526
                                                ---------------   -------------   --------------
Cash at end of period                              $39,998,782     $31,440,196      $22,744,310
                                                ===============   =============   ==============

See accompanying notes to financial statements.





                             Index to exhibits on page 22


                         Documents Incorporated by Reference

          Incorporated by Reference in Part IV, Item 14 is
          Post-Effective Amendment No. 1 to Registration Statement No. 33-86894 of the Partnership on Form S-1 under the Securities Act of 1933, filed on June 7, 1996.



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

          CIS is a "Futures Commission Merchant", the General Partners are "Commodity Pool Operators", AXP Advisors is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AXP Advisors and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission (the "SEC").

          Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994 and June 26, 1995. The total amount of the initial offering was $7,500,000 and the total amount of
          the combined reopenings was $80,000,000.   After the initial
          purchase price of $250 per Unit, investors purchase Units at the then current net asset value per Unit; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

          At the close of business on February 28, 1995 each Unit was divided into three Units (a "3 for 1 split"), each of which has a Net Asset Value per Unit equal to the previous Net Asset Value per Unit divided by three. Accordingly, the total number of Units outstanding tripled as of that date.

          Should the Partnership engage in forward transactions in foreign currencies, CIS Financial Services, Inc. ("CISFS") will act as the Partnership's forward contract broker and in that capacity will arrange for the Partnership to contract directly for forward transactions in foreign currencies. CISFS is a direct participant in the interbank market for foreign currencies. The Partnership will act as a principal in each transaction entered into with a bank, and CISFS will act only as the Partnership's agent in brokering these transactions.

          Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into Advisory Contracts with each of John W. Henry and Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre") (collectively, the "Advisors"). Commencing on June 16, 1987, after the conclusion of the offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. The General Partners felt it appropriate to make a change in trading advisor systems; 70 percent of the assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the KT Financial and Metals Portfolio, as of February 28, 1989. The remaining assets in the JWH Original Investment Program were closed due to disappointing performance as of October 13, 1989. This money was reallocated to Sabre in early 1990. In February 1991, the General Partners felt it prudent to realign the assets of the Partnership so that JWH and Sabre were each allocated 50% of the trading assets.

          The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts.

          The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Partnership. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into a brokerage clearing agreement and related customer agreements with their affiliates, CIS and AXP Advisors, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (until August 31, 1995 this rate was $50 per round turn trade to CIS which in turn reallocated $30 per round turn trade to AXP Advisors; effective September 1, 1995, which was the first business day of the month following the initial closing of the new offering, the round turn brokerage commission rate was decreased from $50 to $35 per round turn trade to CIS which in turn reallocates $20 per round turn trade to AXP Advisors) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges including surcharges on foreign exchanges with higher incremental costs incidental to the Partnership's trading; and (iii) to receive an annual administrative fee equal, in the case of IDS Futures, to 1.45% of the Partnership's Net Asset Value ("NAV") on the first business day of each fiscal year and, in the case of CISI, to 0.3% of the Partnership's NAV on the first business day of each fiscal year until December 31, 1992. Commencing January 1, 1993, the annual administrative fee payable to IDS Futures was reduced to 1.125% and the annual administrative fee payable to CISI was reduced to 0.25%. Although no increase to brokerage commissions or administrative fees is anticipated, such fees as allowed in the Prospectus may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

          The Advisory Contracts between the Partnership and the Advisors provide that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to that portion of the Partnership's assets allocated to it. The Advisory Contracts were amended on April 30, 1996, effective January 31, 1996, to extend the term of each Advisory Contract through December 31, 1996 with the automatic extension of its terms for three additional one-year terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in Advisors or any reallocation of Partnership assets among Advisors or to other trading advisors by the Partnership.

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

          The Partnership initially paid JWH a monthly management fee of 1/4 of 1% of the Partnership's NAV under management as of the end of the month, whether or not the Partnership was profitable, and quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated to such Advisor's management until June 30, 1992. Effective July 1, 1992, the Partnership began paying JWH 1/3 of 1% of the month end NAV of the Partnership and a quarterly incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. The Partnership initially paid Sabre a monthly management fee of 1/4 of 1% of the Partnership's NAV under
          management.   As of December 1991 the General Partners reduced
          Sabre's management fee from 1/4 of 1% to 1/8% of 1% until such time as the trading performance for assets allocated to Sabre reached a 25% performance return. Effective July 1, 1993, Sabre's management fee was returned to the 1/4 of 1% level as this performance return had been reached. Effective January 1, 1996, Sabre's monthly management fee was again reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees continued until the cumulative trading performance of Sabre reached 40%, which was reached at the end of January 1997. Therefore, the management fee was adjusted back to 1/4 of 1% effective February 1, 1997. The calculation and payment of such incentive fees is not affected by the performance of the other Advisor. See pages 6-8 of Exhibit 10.1 incorporated by reference herein for a description of NAV and trading profits. The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to the Advisor.

          The Limited Partnership Agreement provides that (i) funds will be invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of each Advisor, ease of taking and liquidating positions; (ii) no Advisor will establish futures positions in a commodity interest such that the margin required for those positions, when added to that required for existing positions for the same commodity interest, would exceed 15% of the Partnership assets allocated to the Advisor;
          (iii) it is expected that 20% to 60% of the Net Assets of the Partnership will normally be committed to initial margin, however, no Advisor may commit more than 66 2/3% of the assets under its management to initial margins; (iv) the Partnership will not generally enter into an open position for a particular commodity interest during a delivery month; (v) the Partnership may not trade in securities or options on securities, commodity futures contracts, or physical commodities unless such options have been approved for trading on a designated contract market by the CFTC; the Partnership may trade in foreign options if permitted under the CE Act and CFTC regulations; the Partnership may trade in futures contracts, futures contracts on foreign currencies through foreign and domestic commodity exchanges and forward contracts on foreign currencies; (vi) the Partnership may not engage in pyramiding, but may employ spreads or straddles; (vii) the Partnership's assets will not be commingled with the assets of any other person; (viii) no Advisor will be permitted to engage in churning the assets of the Partnership; and (ix) no rebates or give-ups may be paid to or received by the General Partners. The
          Partnership will not generally utilize borrowing except for short-term borrowing when the Partnership takes delivery of a physical commodity. Material changes in these trading policies must be approved by a vote of a majority of the outstanding
          Limited Partnership Units.

          The Partnership's net assets are deposited in the Partnership's account with CIS, the Partnership's clearing broker. The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 90 percent of the average 90-day Treasury bill rate for U.S. Treasury bills issued during that month.

          The Partnership currently has no salaried employees and all administrative services performed for the Partnership are performed by the General Partners. The General Partners have no employees other than their officers and directors, all of whom are employees of the affiliated companies of the General
          Partners.  For these administrative services, the General
          Partners received an annual fee, as described above, equal to 1.75% of the NAV on the first day of the Partnership's fiscal year (paid on a pro rata basis for the first year of the Partnership's trading) until December 31, 1992. Commencing January 1, 1993 the annual administrative fee for the General Partners was reduced to 1.375% of the NAV on the first day of the Partnership's fiscal year.

          The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business, as of December 31, 1996, is set forth under Items 6 and 7 herein.


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

                              (b)  As of December 31, 1996, there were
                                   122,175.79 Units held by Limited Partners
                                   and 2,315.34 Units held by the General
                                   Partners. A total of 13,946.78 Units had
                                   been redeemed by Limited Partners during
                                   the period from January 1, 1996 to December
                                   31, 1996 (28,274.06 Units were redeemed
                                   prior to calendar year 1996).   The
                                   Partnership's Restated and Amended Limited
                                   Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

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


          Item 6.  Selected Financial Data
                                                Year ended December 31,
                                       1992    1993    1994    1995     1996

          1. Operating Revenues(000) $  258  $3,444   $ 279   $8,419 $10,190
          2. Income (Loss) From
             Continuing Operations(000)(284)  2,362  (1,530)   5,755   6,701
          3. Income (Loss) Per Unit   (6.04)  65.22  (16.30)   50.46   54.14
          4. Total Assets(000)        5,980  15,135  24,185   33,276  41,669
          5. Long Term Obligations        0       0       0        0       0
          6. Cash Dividend Per Unit       0       0       0        0       0

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

          The Partnership's net assets are held in a brokerage account with CIS. The Partnership initially earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month until July 31, 1993. Commencing August 1, 1993, the Partnership began to earn interest at a rate of 90% of the average yield on the 90-day U.S. Treasury Bills issued during that month.
          For the calendar year ended December 31, 1996 CIS had paid or accrued to pay interest of $1,575,843 to the Partnership. Similarly, for the calendar year ended December 31, 1995 CIS had paid or accrued to pay interest of $1,389,521 to the Partnership.

          For the fiscal year ended December 31, 1996, investors redeemed a total of 13,946.78 Units for $4,000,267. For the fiscal year ended December 31, 1995, investors redeemed a total of 9,012.50 Units for $2,332,058.

          During 1996, Limited Partners purchased 17,812.20 Units for $5,568,008. The General Partners did not purchase any Units in 1996.

          On December 31, 1996, the Partnership had unrealized profits of $868,069 and cash on deposit of $39,998,782. These positions required margin deposits at CIS of $2,645,728. The total balance of the Partnership's account at CIS was $41,516,951. These figures compare to unrealized profits of $1,705,569, cash on deposit of $31,440,196, margin requirements of $3,655,729 and total balance of the Partnership's account of $33,145,765 as of December 31, 1995.
          On December 31, 1994, the Partnership had unrealized profits of $1,340,020 and cash on deposit at CIS of $22,041,930. These positions required margin deposits at CIS of $2,923,318. The total balance of the Partnership's account was $23,381,950.

          During the fiscal year ended December 31, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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


          Results of Operations

          The Partnership posted positive returns for 1996 and 1995 but suffered modest losses for its Limited Partners in 1994.

          In 1996 there were numerous opportunities in the global futures markets and the Advisors were well-positioned to profit from many of them. The Partnership produced a net gain of 20.01% for the calendar year. The profits for the Partnership were made in the latter part of the year in currencies, global interest rates, energies and precious metals. The U.S. dollar reached a ten-week high against the Japanese yen, the German mark and the Swiss franc in September as sound economic fundamentals kept the U.S. dollar strong against most of the major currencies. The British pound was even stronger than the U.S. dollar as Europe debated European Monetary Union issues and viewed the pound as a safe haven. These factors led to excellent trends in the currency markets and profitable trading. Signs of a slowing U.S. economy drove the 30-year Treasury bond to its highest level in six and one-half years. Foreign central banks were heavy buyers of U.S.
          bonds, producing a nice profit for the Partnership.   In Asia,
          investors flocked to the higher-yielding Australian bond as the yield on the Japanese Government bond was at its lowest level in the nation's history. The Partnership benefited handsomely from opposite positions in both the Australian and Japanese bonds.
          The Partnership ended the year with a profit of $6,701,475.

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

          In September and November of 1996, JWH, one of the commodity trading advisors of the Partnership, was named as a co-defendant in class action lawsuits brought in the Superior Court of the State of California, Los Angeles County, the Supreme Court of the State of New York, New York County, and the Superior Court of the State of Delaware, New Castle County. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit and it intends to contest these allegations vigorously.

          The primary sources of growth for the Partnership over the last three years have been additional sales (net sales of $14.6 million) and trading gains (over $10.9 million). In particular, both sources caused the increase in "Cash on deposit with the Clearing Broker" and "Total partners' capital" on the Statement of Financial Condition. Since the total capital increased significantly, the interest earned on those assets increased, showing over $12,000 more "Interest receivable" at the end of 1996 over 1995.

          Trading gains were significantly greater in the last quarter of 1996 compared to the last quarter of 1995. This resulted in the increase of over approximately $800,000 in "Accrued incentive fees" recorded as of the end of the year from 1995 to 1996 in the Statement of Financial Condition. During times of increased trading gains, investors tend to redeem fewer units of the Partnership. This is evident in the reduction of approximately $138,000 in "Redemptions payable" from 1995 to 1996. Although the total trading gains for 1996 were greater than for 1995, more of the gains had been realized as of the last day of the year in 1996 than 1995, and "Unrealized gain on open futures contracts" shows a decrease of $837,500.

          From 1995 to 1996 there was an increase of over $650,000 in "Receivable for units sold". This variance is caused by the delay of a wire transfer from the escrow agent for the Partnership to the Clearing Broker on the last day of the year for the new Partnership subscribers in December. In 1995, the wire had already been received by the Clearing Broker on the last day of the year, so no receivable was recorded. Since this year-end wire was not received at the Clearing Broker until January 2, 1997, the investment from the December 1996 month-end subscribers to the Partnership are recorded as a receivable.

          The Partnership recognized an increase in excess of $7 million in trading gains from 1994 to 1995, and another increase of almost $2 million from 1995 to 1996. Although the unrealized gain balance was lower at the end of 1996 versus 1995, more profits had been realized during the year, so the Partnership realized a net trading gain increase. These increases in trading gains showed their most direct impact in the increase in "Incentive fees" over the periods, showing an increase of $263,000 from 1994 to 1995 and another $528,000 in 1995 to 1996. Trading losses from 1994 that had to be recouped prior to additional incentive fees being earned by the traders caused the variance between the increase in trading profits versus the increase in incentive fees.

          These increases in trading income, as well as the increased sales of the Partnership resulted in increases in "Interest income" ($600,000 in 1994 to 1995 and $186,000 in 1995 to 1996),
          "Management fees" ($300,000 and $60,000) and "General partner fee to IDSFC and CISI" ($124,000 and $120,000). The increase in total capital of the Partnership allowed the traders to increase the size of their trades over the periods. These larger number of contracts traded caused the increase in both "Commissions paid to AXP Advisors and CIS" ($62,000 for 1994 to 1995 and $150,000 for 1995 to 1996) as well as "Exchange, clearing and NFA fees" ($3,000 and $12,000).

          The trading gains for 1995 and the Illinois Personal Property Replacement Tax accrued from them caused the increase of $79,000 in "Operating expenses" from 1994. The actual tax due was less than the amount accrued. The reversal of the overaccrual caused the decrease noted in 1996.

          The dollar showed greater strength in 1996, when compared to the two earlier years during which the dollar had weakened. This dollar strength caused the Partnership to record a loss of $108,000 in 1996 on currencies held by the Partnership in other than U.S. Dollars, when 1995 and 1994 had shown gains of $190,000 and $127,000 respectively.


          Inflation

          Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets.


          Item 8.  Financial Statements and Supplementary Data

          Reference is made to the financial statements and the notes thereto appearing on Pages 24 through 35 of this report.


          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.



                                       Part III


          Item 10.  Directors and Executive Officers of the Registrant

          The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1996 were as follows:

          IDS Futures Corporation

          Lori J. Larson (born in August 1958), President and Director.
          Ms. Larson was elected President of IDS Futures Corporation effective November 14, 1996, replacing Wendell L. Halvorson who resigned as President. She has been employed by American Express Financial Corporation since 1981 and currently holds the title of
          Vice President.   Since August 1988 she has been responsible for
          day-to-day management of vendor relationships, due diligence review and operational aspects for the limited partnerships
          distributed by AXP Advisors.   In addition, she has
          responsibility for the product development of publicly offered mutual funds in the IDS Mutual Fund Group. Ms. Larson has held a variety of management positions with American Express Financial Corporation throughout her career. She is a graduate of and has an M.B.A. from the University of Minnesota.

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

          Peter J. Anderson (born in March 1942), Director. Mr. Anderson is Chairman and Chief Investment Officer of IDS Advisory Group Inc., as well as Senior Vice President - Investments and a member of the board of directors of American Express Financial Advisors Inc. Mr. Anderson joined IDS Advisory Group Inc. in April 1982 as Senior Vice President - IDS Equity Advisors, a division of IDS Advisory Group Inc. He became President of IDS Advisory Group in January 1985. In July 1987 Mr. Anderson was named Senior Vice President of American Express Financial Advisors Inc. and at that point assumed responsibility for common stock mutual funds. In January 1993 Mr. Anderson assumed responsibility for the portfolio management, research and economic functions of American
          Express Financial Advisors Inc.   Mr. Anderson has a B.A. from
          Yale University and an M.B.A. with a major in finance from Wharton Graduate School.

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

          L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981 and is currently a Vice President of CIS and the Director in charge of the Portfolio Diversification Group. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

          Richard A. Driver (born in September 1947), Vice President and Director. Mr. Driver became a Vice President and Director of CISI on June 29, 1993. Mr. Driver graduated from the University of North Carolina in 1969 and received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations.

          Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer from November 1983 until July 1991. He was elected as a Vice President in July 1991. He is a member of the FIA Operations Division and has served as Chairman of the FIA Finance Committee.

          Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986 where she is responsible for all marketing activities of the Portfolio Diversification Group. She was appointed Vice President of CISI in May 1990 and Vice President of CIS in June 1996.

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

          Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department and became Assistant Secretary on June 25, 1996.

          Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993 and was responsible for the oversight of federal audits and international compliance. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. She became Assistant Secretary on June 25, 1996.

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

          All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership.
          All expenses other than brokerage commissions incurred by the Partnership and administrative fees are paid to persons not affiliated with the Partnership. For the services performed through December 31, 1992 on behalf of the Partnership, the General Partners received an annual administrative fee totaling 1.75% of the Partnership's net assets. On January 1, 1993 this fee was reduced
          to 1.375%.   The General Partners received a total of $447,067 in
          1996, $326,936 in 1995 and $203,019 in 1994 for this fee.

          CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1996, the Partnership accrued and paid $851,858 in brokerage commissions to CIS, as compared to $701,468 for 1995 and $639,227 for 1994. Of these commissions, $20 per round turn trade is paid to AXP Advisors as the Partnership's introducing broker and $15 is retained by CIS as clearing broker (based on a commission rate of $35 per round turn trade). Prior to September 1, 1995, $30 per round turn trade was paid to AXP Advisors and $20 was retained by CIS (based on a commission rate of $50 per round turn trade).

          The Partnership did not transact any business through CISFS during the year ended December 31, 1996 and therefore paid no commissions to CISFS.


          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

                              (a) As of December 31, 1996, no person was
                                  known to the Partnership to own beneficially more than 5% of the outstanding Units.

                              (b) As of December 31, 1996, the General
                                  Partners beneficially owned 2,315.34 Units or approximately 1.86% of the Units outstanding as of that date. In addition, Lori J. Larson, President of IDS Futures, beneficially owned 19.06 Units or .015% of the outstanding Units.

                              (c) As of December 31, 1996, no arrangements
                                  were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


          Item 13.  Certain Relationships and Related Transactions.

                              (a) None other than the compensation
                                  arrangements described herein.

                              (b) None.

                              (c) None.

                              (d) Not Applicable.



                                       Part IV

          Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                    (a) The following documents are included herein:

                        (1) Financial Statements:

                              a. Report of Independent Public
                                 Accountants.

                              b. Statements of Financial Condition
                                 as of December 31, 1996 and 1995.

                              c. Statements of Operations,
                                 Statements of Partners' Capital and
                                 Statements of Cash Flows for the
                                 years ended December 31, 1996, 1995
                                 and 1994.

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

          Date:  March 25, 1997                 IDS Managed Futures, L.P.


          By: IDS Futures Corporation           By: CIS Investments, Inc.
              (General Partner)                     (General Partner)


          By: /s/ Lori J. Larson                By: /s/ Hal T. Hansen
                  President                             President


          By: /s/ Michael L. Weiner             By: /s/ Donald J. Zyck
                  V.P., Secretary and                   Secretary and Treasurer
                  Treasurer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Date:  March 25, 1997


            /s/ Lori J. Larson                      /s/ Hal T. Hansen
                Director and President                  Director and President


            /s/ Morris Goodwin, Jr.                 /s/ L. Carlton Anderson
                Director                                Director and Vice
                                                        President


            /s/ Michael L. Weiner                   /s/ Donald J. Zyck
                V.P., Secretary and                     Secretary and
                Treasurer                               Treasurer



                                  Index to Exhibits


          Number              Exhibit

          3.1 Amended and Restated Limited Partnership Agreement (Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996).

          10.1 Advisory Agreements dated as of March 27, 1987 between IDS Managed Futures, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited, and Amended Advisory Contracts dated January 23, 1992 and April 30, 1996. (Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996).




                            Index to Financial Statements
                              IDS Managed Futures, L.P.


          Report of Independent Public Accountants          Page 24

          Statements of Financial Condition as of
          December 31, 1996 and 1995                        Page 25

          Statements of Operations, for the years ended
          December 31, 1996, 1995 and 1994                  Page 26

          Statements of Changes in Partners' Capital,
          for the years ended December 31, 1996,
          1995 and 1994                                     Page 27

          Statements of Cash Flows, for the years ended
          December 31, 1996, 1995 and 1994                  Page 28

          Notes to Financial Statements                     Page 29

          Acknowledgment                                    Page 35