Form 10-Q
period 1997-03-31
IDS MANAGED FUTURES L P
filed 1997-05-14
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q

          (Mark One)

          X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1997 or

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

                                 Yes   X     No



                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1997, and the additional time frames as noted:


                                          Fiscal Quarter    Year to Date     Fiscal Year   Fiscal Quarter Year to Date
                                          Ended 3/31/97     To 3/31/97     Ended 12/31/96  Ended 3/31/96   To 3/31/96
                                          --------------    --------------   --------------  -------------------------
Statement of
Financial Condition                            X                                 X

Statement of
Operations                                     X                 X                               X             X

Statement of Changes
in Partners' Capital                                             X

Statement of
Cash Flows                                                       X                                             X

Notes to Financial
Statements                                     X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Mar 31, 1997     Dec 31, 1996
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0        $650,100
Equity in commodity futures
   trading accounts:
   Account balance                                 43,028,499      39,998,782
   Unrealized gain on open
     futures contracts                                871,730         868,069
                                               ---------------   -------------
                                                   43,900,229      41,516,951

Interest receivable                                   157,855         152,358
Prepaid G.P. fee                                      415,554               0
                                               ---------------   -------------
      Total assets                                $44,473,638     $41,669,309
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $61,617         $70,003
   Accrued management fee                             130,639         108,053
   Accrued incentive fee                               60,405         851,045
   Accrued operating expenses                          63,356         155,590
   Redemptions payable                                200,520         132,361
   Selling and Offering Expenses Payable              119,332          57,309
                                               ---------------   -------------
      Total liabilities                               635,867       1,374,361

Partners' Capital:
   Limited partners ( 128,437.73 units             43,061,505      39,545,527
     outstanding at 3/31/97, 122,175.79
     units outstanding at 12/31/96) (see Note 1)
   General partners (2,315.34 units outstanding       776,266         749,421
    3/31/97 and 2,315.34 at 12/31/96) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      43,837,771      40,294,948
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $44,473,638     $41,669,309
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Jan 1, 1997      Jan 1, 1997     Jan 1, 1996     Jan 1, 1996
                                                   through          through         through         through
                                                Mar 31, 1997     Mar 31, 1997     Mar 31, 1996   Mar 31, 1996
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $2,018,205      $2,018,205         $626,430       $626,430
   Change in unrealized gain (loss)
     on open positions                                  3,661           3,661         (332,242)      (332,242)
Interest income                                       471,237         471,237          359,594        359,594
Foreign currency transaction gain (loss)             (281,612)       (281,612)         (46,403)       (46,403)
                                               ---------------   -------------   --------------  -------------
      Total revenues                                2,211,492       2,211,492          607,379        607,379


EXPENSES

   Commissions paid to AXP Advisors and CIS           210,790         210,790          191,135        191,135
   Exchange fees                                        8,076           8,076            5,846          5,846
   Management fees                                    371,749         371,749          253,074        253,074
   Incentive fees                                      62,390          62,390            2,083          2,083
   General Partner fee to IDS Futures Corp. and       138,502         138,502          111,767        111,767
   Operating expenses                                 (22,124)        (22,124)         (41,096)       (41,096)
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  769,384         769,384          522,809        522,809
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                            $1,442,108      $1,442,108          $84,570        $84,570
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $11.59          $11.59            $0.80          $0.80
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1997 through March 31, 1997

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1997               122,175.79     $39,545,527         $749,421    $40,294,948

Net profit (loss)                                                   1,415,262           26,845      1,442,107

Additional Units Sold                                9,164.28       3,371,200                0      3,371,200
(see Note 1)
Less Selling and Organizational Costs                                (296,158)               0       (296,158)

Redemptions (see Note 1)                            (2,902.34)       (974,326)                       (974,326)
                                               ---------------   -------------   --------------  -------------
Partners' capital at March 31, 1997                128,437.73     $43,061,505         $776,266    $43,837,771
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1997 (see Note 1)                                        323.68           323.68

Net profit (loss) per unit (see Note 1)                                 11.59            11.59
                                                                 -------------   --------------
Net asset value per unit
  March 31, 1997                                                      $335.27          $335.27

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1997      Jan 1, 1996
                                                  through          through
                                                Mar 31, 1997     Mar 31, 1996
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                               $1,442,108         $84,570
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                               (3,661)        332,243
     Interest receivable                               (5,497)          7,208
     Prepaid general partner fee                     (415,554)       (335,300)
     Accrued liabilities                             (868,676)       (124,828)
     Redemptions payable                               68,159        (203,060)
     Selling and Offering Expenses Payable             62,023         (16,829)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                           278,901        (255,996)

Cash flows from financing activities:
   Additional Units Sold                            3,371,200       1,413,400
   Selling and Offering Expenses                     (296,158)       (126,466)
   Partner redemptions                               (974,326)       (753,552)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           2,100,716         533,382
                                               ---------------   -------------
Net increase (decrease) in cash                     2,379,617         277,386

Cash at beginning of period                        40,648,882      31,440,196
                                               ---------------   -------------
Cash at end of period                             $43,028,499     $31,717,582
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                             IDS MANAGED FUTURES, L.P.

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1997


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

          On June 26, 1995, a registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. On July 12, 1996 a post-effective amendment was declared effective with the SEC to update the information in the Prospectus dated June 26, 1995. The Units were offered pursuant to a Prospectus dated July 31, 1996 until April 30, 1997. A post-effective amendment was filed on March 28, 1997 to update the information in the Prospectus dated July 31, 1996. As of the date of the filing of this Form 10-Q, this post-effective amendment has not yet declared effective The minimum subscription size for the offering is $1,000 for investors not affiliated with AXP Advisors. By March 31, 1997, a total of 45,159.72 Units representing a total investment of $14,072,309 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended March 31, 1997, selling commissions of $195,022 were paid to AXP Advisors by the new limited partners and all new investors paid organization and offering expenses totaling $101,136.

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

          (4)  INCOME TAXES

          No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $21,606 and $1,261 for the periods ended March 31, 1997 and March 31, 1996, respectively, and is included in operating expenses in the Statement of Operations.

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

          The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1997:

           COMMODITY GROUP                 UNREALIZED GAIN (LOSS)

           AGRICULTURAL COMMODITIES              (1,290)

           FOREIGN CURRENCIES                   257,125


           STOCK INDICES                        (37,053)

           ENERGIES                               5,944

           METALS                               171,870

           INTEREST RATE INSTRUMENTS            475,134



           TOTAL                                871,730


          The range of maturity dates of these exchange traded open contracts is April of 1997 to March of 1998. The average open trade equity for the period of January 1, 1997 to March 31, 1997 was $1,685,753.

          The margin requirement at March 31, 1997 was $2,383,692. To meet this requirement, the Partnership had on deposit with the Clearing Broker $39,319,216 in segregated funds and $4,581,013 in secured funds.

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


             Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


                         Fiscal Quarter ended March 31, 1997

          The Partnership recorded a gain  of $1,442,108 or $11.59 per
          Unit  for the first  quarter of 1997.   This compares  to gain of
          $84,570 or $0.80 per Unit for the first quarter of 1996.

          During the first two months, the Partnership experienced gains primarily as a result of profits in foreign exchange rates, while during the third month losses were recorded due in part to the direction of U.S interest rates. Overall, the first quarter of fiscal 1997 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1997, John W. Henry & Company, Inc. was managing 65% of the Partnership's assets and Sabre Fund Management Limited was managing 35% of the Partnership's assets.

          In January, the U.S. dollar continued to dominate world currencies, reflecting both sound economic fundamentals and a policy, shared by both the U.S. central bank and Treasury administration officials, in support of a strong dollar. The Japanese yen suffered from problems in the Japanese banking sector. Rising unemployment and weak economic numbers in Germany once again drove the German mark down against the U.S. dollar. Trading in the British pound grew increasingly volatile as prospects for an interest rate increase in Britain weakened. Gold prices reached a three year low at mid-month. Therefore, the Partnership recorded a profit of $1,484,691 or $11.92 per Unit in January.

          In February, the U.S. dollar reached new highs against the German mark, Japanese yen and Swiss franc. The Federal Reserve chairman hinted of a possible hike in U.S. interest rates which sent the dollar soaring. Volatility in global interest rate markets continued to be fueled by speculation on the direction of global interest rates. Early in the month, central banks in Germany, England and the U.S announced their decisions to keep rates stable. In commodity markets, gold prices rose as demand was rekindled by the lowest spot prices since 1993. In agricultural markets, a two-month bull trend in coffee prices continued as unfavorable weather and labor strife in South America threatened supply. The Partnership recorded a gain of $33,813 or $.27 per Unit in February.

          In March, speculation over the direction of U.S. interest rates unsettled financial markets around the world. Rising U.S. interest rates, unease over first quarter corporate earnings and lofty stock evaluations resulted in turmoil in U.S equity markets. In Europe, renewed speculation about a delay in the European Union's plans for economic and monetary union pushed the German mark higher against the U.S. dollar. Agricultural markets recorded profits resulting from persistent supply concerns. Due to overall market turbulence, the Partnership recorded a loss of $76,396 or $.60 per Unit in March.

          During the quarter, additional units sold consisted of 9,164.28 limited partnership units; no general partner units were sold . Additional Units sold during the quarter represented a total of $3,371,200 before the reduction of selling commissions and organizational costs of $296,158. Investors redeemed a total of 2,902.34 Units during the quarter. At the end of the quarter there were 130,753.07 Units outstanding (including 2,315.34 Units owned by the General Partners).

          During  the  fiscal  quarter   ended  March  31,  1997,  the
          Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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



                         Fiscal Quarter ended March 31, 1996

          The Partnership recorded a gain of $84,570 or $0.80 per Unit for the first quarter of 1996. During the first month of the quarter, the Partnership experienced gains primarily as a result of profits in foreign exchange rates. The Partnership then recorded a loss in the following two months due primarily to unprofitable currency positions and losses in trading of stock indices and metals. The first quarter of fiscal 1996 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1996, John W. Henry & Company, Inc. was managing 60.8% of the Partnership's assets and Sabre Fund Management Limited was managing 39.2% of the Partnership's assets.

          In January, the primary influence on markets was the U.S. dollar, which rose against most currencies and hit its highest level in two years against the Japanese yen. Trading in foreign exchange generated the majority of profits. Trading in stock indices was slightly profitable. The Partnership recorded a profit of $1,324,808 or $10.98 per Unit in January.

          In February, the U.S. dollar lost ground against the Japanese yen, British pound, Swiss franc and German mark, resulting in the Partnership giving back some of the profits earned in January. The largest decline occurred in Japanese yen positions. In the metals markets, subsiding inflation fears and weakening demand pushed gold prices beneath the $400 threshold reached only a month before. Trading in interest rates and stock indices was also unprofitable. The Partnership recorded a loss of $1,188,721 or $9.76 per Unit in February.

          In  March,  trading   was  volatile,  reflecting  investors'
          confusion over the direction of the U.S. economy. In addition, political tensions between China and Taiwan and "Mad Cow" disease outbreak in Britain further added to economic uncertainties. Elections in Australia, which resulted in the end of 13 years of Labor Party rule, strengthened the Australian dollar to levels not recorded in at least 10 months. Trading in stock indices and metals was unprofitable. As a result, the Partnership recorded a loss of $51,517 or $.42 per Unit in March.

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


                             Part II.  OTHER INFORMATION


          Item 1.  Legal Proceedings

                   The Partnership  and its affiliates are  from time
                   to time parties to various legal actions arising in the normal course of business. The General Partners believe that there is no proceeding threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.

          Item 2.  Changes in Securities

                   None

          Item 3.  Defaults Upon Senior Securities

                   None

          Item 4.  Submission of Matters to a Vote of Security Holders

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

                    a)  Exhibits

                        None


                    b)  Reports on Form 8-K

          The Partnership  filed a Form  8-K (Item 5)  with the
          Securities and Exchange Commission on April 10, 1997 to report that notice had been given on April 1, 1997 to Sabre Fund Management Limited, a commodity trading advisor of the Partnership, of the intention of the Partnership to terminate the Advisory Contract of Sabre Fund Management Limited on April 30, 1997.

          The Partnership will  file a Form  8-K (Item 5)  with
          the Securities and Exchange   Commission   to  report   that  the
          Partnership did not terminate the Advisory Contract with Sabre Fund Management Limited on April 30, 1997. Sabre Fund Management Limited remains as a commodity trading advisor of the Partnership.



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                            IDS MANAGED FUTURES, L.P.

          Date:  May 14, 1997               By: CIS Investments, Inc.
                                                One of  its General
                                                Partners




                                            By: /s/ Donald J. Zyck
                                                    Donald J. Zyck,
                                                    Secretary & Treasurer