Form 10-Q
period 1997-06-30
IDS MANAGED FUTURES L P
filed 1997-08-15
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


                             FORM 10-Q


          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

                         Yes   X     No




                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1997, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/97     To 6/30/97     Ended 12/31/96  Ended 6/30/96   To 6/30/96
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Jun 30, 1997     Dec 31, 1996
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0        $650,100
Equity in commodity futures
   trading accounts:
   Account balance                                 41,079,067      39,998,782
   Unrealized gain on open
     futures contracts                              2,192,445         868,069
                                               ---------------   -------------
                                                   43,271,512      41,516,951

Interest receivable                                   150,326         152,358
Prepaid G.P. fee                                      277,052               0
                                               ---------------   -------------
      Total assets                                $43,698,890     $41,669,309
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and       $150,430         $70,003
   Accrued management fee                             131,221         108,053
   Accrued incentive fee                                    0         851,045
   Accrued operating expenses                          25,713         155,590
   Redemptions payable                                219,170         132,361
   Selling and Offering Expenses Payable                    0          57,309
                                               ---------------   -------------
      Total liabilities                               526,534       1,374,361

Partners' Capital:
   Limited partners ( 132,732.61 units             42,336,938      39,545,527
     outstanding at 6/30/97, 122,175.79
     units outstanding at 12/31/96) (see Note 1)
   General partners (2,619.16 units outstanding       835,418         749,421
    6/30/97 and 2,315.34 at 12/31/96) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      43,172,356      40,294,948
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $43,698,890     $41,669,309
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Apr 1, 1997      Jan 1, 1997     Apr 1, 1996     Jan 1, 1996
                                                   through          through         through         through
                                                Jun 30, 1997     Jun 30, 1997     Jun 30, 1996   Jun 30, 1996
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions        ($3,160,364)    ($1,142,159)      $1,819,261     $2,445,690
   Change in unrealized gain (loss)
     on open positions                              1,320,714       1,324,376       (1,012,048)    (1,344,290)
Interest income                                       481,996         953,233          381,516        741,111
Foreign currency transaction gain (loss)               78,094        (203,518)         (39,555)       (85,958)
                                               ---------------   -------------   --------------  -------------
      Total revenues                               (1,279,560)        931,932        1,149,174      1,756,553


EXPENSES

   Commissions paid to AXP Advisors and CIS           338,645         549,435          240,327        431,462
   Exchange fees                                        9,256          17,332            6,850         12,697
   Management fees                                    387,659         759,408          255,768        508,843
   Incentive fees                                           0          62,390           30,212         32,294
   General Partner fee to IDS Futures Corp. and       138,502         277,004          111,767        223,533
   Operating expenses                                  (6,591)        (28,714)          11,478        (29,619)
                                               ---------------   -------------   --------------  -------------
      Total expenses                                  867,471       1,636,855          656,401      1,179,210
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                           ($2,147,031)      ($704,923)        $492,773       $577,343
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($16.31)         ($4.72)           $4.05          $4.85
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1997 through June 30, 1997

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1997               122,175.79     $39,545,527         $749,421    $40,294,948

Net profit (loss)                                                    (693,921)         (11,003)      (704,924)

Additional Units Sold                               15,496.89       5,596,800          100,000      5,696,800
(see Note 1)
Less Selling and Organizational Costs                                (492,222)          (3,000)      (495,222)

Redemptions (see Note 1)                            (4,940.06)     (1,619,246)                     (1,619,246)
                                               ---------------   -------------   --------------  -------------
Partners' capital at June 30, 1997                 132,732.62     $42,336,938         $835,418    $43,172,356
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1997 (see Note 1)                                        323.68           323.68

Net profit (loss) per unit (see Note 1)                                 (4.72)           (4.72)
                                                                 -------------   --------------
Net asset value per unit
  June 30, 1997                                                       $318.96          $318.96

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1997      Jan 1, 1996
                                                  through          through
                                                June 30, 1997    June 30, 1996
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                ($704,923)       $577,343
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (1,324,376)      1,344,291
     Interest receivable                                2,032          11,050
     Prepaid general partner fee                     (277,052)       (223,534)
     Accrued liabilities                             (877,327)        (95,443)
     Redemptions payable                               86,809        (113,663)
     Selling and Offering Expenses Payable            (57,309)         (2,207)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                        (3,152,147)      1,497,837

Cash flows from financing activities:
   Additional Units Sold                            5,696,800       2,583,600
   Selling and Offering Expenses                     (495,222)       (231,304)
   Partner redemptions                             (1,619,246)     (1,516,071)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           3,582,332         836,225
                                               ---------------   -------------
Net increase (decrease) in cash                       430,185       2,334,062

Cash at beginning of period                        40,648,882      31,440,196
                                               ---------------   -------------
Cash at end of period                             $41,079,067     $33,774,258
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                       IDS MANAGED FUTURES, L.P.
                     NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997


(1)  GENERAL INFORMATION AND SUMMARY

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited, until July 7, 1997. Effective July 8, 1997 the General Partners added Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership.

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

On June 26, 1995, a registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. On July 12, 1996 a post-effective amendment was declared effective with the SEC to update the information in the Prospectus dated June 26, 1995. The Units were offered pursuant to a Prospectus dated July 31, 1996 until April 30, 1997 when the offering was temporarily suspended due to the expiration of the current Prospectus. A post-effective amendment was filed on July 31, 1997 to update the information in the Prospectus dated July 31, 1996 and to add disclosure regarding the Partnership's new trading advisor, Welton Investment Corporation. The minimum subscription size for the offering is $1,000 for investors not affiliated with AXP Advisors. By June 30, 1997, a total of 51,796.14 Units representing a total investment of $16,397,909 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended June 30, 1997, selling commissions of $129,296 were paid to AXP Advisors by the new limited partners and all new investors paid organization and offering expenses totaling $69,678.

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

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"), the Partnership's Commodity Trading Advisors ("CTAs"). Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre effective January 1, 1996, Sabre's monthly management fee was reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees continued until the cumulative trading performance of Sabre reached 40%, which was reached at the end of January 1997. Therefore, the management fee was adjusted back to 1/4 of 1% effective February 1, 1997. The Partnership pays JWH a quarterly incentive fee of 15% and pays Sabre a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.

The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year net asset value of the Partnership to IDS Futures and CISI, respectively.


(4)	INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $0 and $8,684 for the periods ended June 30, 1997 and June 30, 1996, respectively, and is included in operating expenses in the Statement of Operations.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over the counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with three CTAs who make the trading decisions. Two of the CTAs trade a program diversified among all commodity groups, while the third is diversified among the various futures contracts in the financials and metals group. All three CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1997:


      COMMODITY GROUP              UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                  305,728

FOREIGN CURRENCIES                        489,152

STOCK INDICES                              87,037

ENERGIES                                   (6,480)

METALS                                    488,406

INTEREST RATE INSTRUMENTS                 828,602
                                          _______

TOTAL                                   2,192,445


The range of maturity dates of these exchange traded open contracts is July of 1997 to June of 1998. The average open trade equity for the period of January 1, 1997 to June 30, 1997 was $1,499,516.

The margin requirement at June 30, 1997 was $5,373,464. To meet this requirement, the Partnership had on deposit with the Clearing Broker $37,655,279 in segregated funds and $5,616,233 in secured funds.


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



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


                Fiscal Quarter ended June 30, 1997

The Partnership recorded a loss of $2,147,031 or $16.31 per Unit for the second quarter of 1997. This compares to a gain of $492,773 or $4.05 per Unit for the second quarter of 1996.

During the first two months of the quarter the Partnership experienced losses primarily as a result of losses in precious metals and foreign exchange. The third month experienced gains due to profitable positions in metals, interest rates and stock indices. Overall, the second quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by John
W. Henry & Company, Inc. and only slightly positive for Sabre Fund Management Limited. At June 30, 1997, John W. Henry & Company, Inc. was managing 61.8% of the Partnership's assets and Sabre Fund Management Limited was managing 38.2% of the Partnership's assets.

In April, yields on the U.S. Treasury 30-year bond soared to a nine-month high, only to fall by month end resulting in losses in interest rates. The U.S. dollar continued its rise in the weeks leading up to the meeting of the G-7 finance ministers, reaching new highs against the Japanese yen and the German mark. Gains were realized in coffee as prices soared amid increasing concerns about adequate supply. In precious metals, both gold and silver prices declined as investors' concerns over U.S. inflation subsided. However, the Partnership recorded a loss of $876,680.83 or $6.70 per Unit in April.

Worldwide political events upset currency markets in May. The British pound rallied sharply, but briefly, hitting its highest intraday level since August 1992 after a surprise decision by Britain's newly elected Labour Government to give the Bank of England more autonomy in setting interest rates. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the Japanese currency. Surprising strength in the polls by French socialists and sharp disagreement in Germany over the use of gold reserves to meet criteria for European union membership threw the future of that monetary union in doubt. Trading in stock indices and agricultural commodities generated gains, while trading in metals was mixed. The Partnership recorded a loss of $2,425,881.10 or $18.10 per Unit in May.

In June, gold prices fell to a four-year low as the U.S. dollar strengthened and inflation indicators remained favorable. Positions in both gold and silver were profitable. Continued uncertainty surrounding the European currency union benefited bond markets outside the EMU circle of nations. In the currency markets, the Swiss monetary authority's determination to keep the franc from appreciating against major currencies succeeded in pushing the price of that currency down. After reaching a 20-year high in May, coffee prices fell steadily in June on news of higher world exports and concerns about the impact of high prices on demand. The Partnership recorded a gain of $1,155,530.98 or $8.49 per Unit in June.

On June 24, 1997, Jan R. Waye was elected Senior Vice President of CIS Investments, Inc., a General Partner of the Partnership.

During the quarter there were 6,636.42 additional Units sold, including 303.82 Units sold to the General Partners. Additional Units sold during the quarter represented a total of $2,325,600 before the reduction of selling commissions and organizational costs of $199,064. Investors redeemed a total of 2,037.70 Units during the quarter. At the end of the quarter there were 135,351.77 Units outstanding (including 2,619.16 Units owned by the General Partners).

During the fiscal quarter ended June 30, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

        a)  Exhibits

            None

        b)  Reports on Form 8-K

The Partnership filed a Form 8-K (Item 5) with the
Securities and Exchange Commission on May 23, 1997 to report that the Partnership did not terminate the Advisory
Contract with Sabre Fund Management Limited on April 30,
1997 as was previously reported in an 8-K filing dated
April 10. Sabre Fund Management Limited remains as a commodity trading advisor of the Partnership.

The Partnership filed a Form 8-K (Item 5) with the
Securities and Exchange Commission on July 24, 1997 to report that Welton Investment Corporation had been added as a commodity trading advisor of the Partnership effective
July 8, 1997.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                   IDS MANAGED FUTURES, L.P.



Date:   August 14, 1997            By: CIS Investments, Inc.
                                       One of its General Partners


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