Form 10-Q
period 1997-09-30
IDS MANAGED FUTURES L P
filed 1997-11-13
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-Q



           Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

             for the quarterly period ended September 30, 1997


                       Commission File Number 0-16515



                          IDS MANAGED FUTURES, L.P.
            Exact name of registrant as specified in its charter)



                Delaware                         06-1189438
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification #)


        233 South Wacker Dr., Suite 2300, Chicago, IL      60606
        (Address of principal executive offices)        (Zip Code)



    Registrant's telephone number, including area code: (312)460-4000


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


                              Yes   X     No __


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1997, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/97     To 9/30/97     Ended 12/31/96  Ended 9/30/96   To 9/30/96
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Sep 30, 1997     Dec 31, 1996
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0        $650,100
Equity in commodity futures
   trading accounts:
   Account balance                                 43,542,960      39,998,782
   Unrealized gain on open
     futures contracts                              2,593,575         868,069
                                               ---------------   -------------
                                                   46,136,535      41,516,951

Interest receivable                                   168,147         152,358
Prepaid G.P. fee                                      138,526               0
                                               ---------------   -------------
      Total assets                                $46,443,208     $41,669,309
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $98,389         $70,003
   Accrued management fee                             140,515         108,053
   Accrued incentive fee                              147,390         851,045
   Accrued operating expenses                         101,171         155,590
   Redemptions payable                                345,280         132,361
   Selling and Offering Expenses Payable                    0          57,309
                                               ---------------   -------------
      Total liabilities                               832,745       1,374,361

Partners' Capital:
   Limited partners ( 129,750.64 units             44,707,984      39,545,527
     outstanding at 9/30/97, 122,175.79
     units outstanding at 12/31/96) (see Note 1)
   General partners (2,619.16 units outstanding       902,480         749,421
    9/30/97 and 2,315.34 at 12/31/96) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      45,610,464      40,294,948
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $46,443,208     $41,669,309
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Jul 1, 1997      Jan 1, 1997     Jul 1, 1996     Jan 1, 1996
                                                   through          through         through         through
                                                Sep 30, 1997     Sep 30, 1997     Sep 30, 1996   Sep 30, 1996
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $3,759,900      $2,617,741      ($1,124,549)    $1,321,142
   Change in unrealized gain (loss)
     on open positions                                401,130       1,725,506        2,413,677      1,069,387
Interest income                                       528,568       1,481,801          391,424      1,132,535
Foreign currency transaction gain (loss)             (108,780)       (312,298)         (16,329)      (102,287)
                                               ---------------   -------------   --------------  -------------
      Total revenues                                4,580,818       5,512,750        1,664,223      3,420,777


EXPENSES

   Commissions paid to AXP Advisors and CIS           298,608         848,043          247,085        678,547
   Exchange fees                                       12,506          29,838            7,818         20,515
   Management fees                                    417,364       1,176,773          261,235        770,078
   Incentive fees                                     149,617         212,007           77,389        109,683
   General Partner fee to IDS Futures Corp. and       138,526         415,530          111,767        335,300
   Operating expenses                                  90,328          61,613           28,108         (1,510)
                                               ---------------   -------------   --------------  -------------
      Total expenses                                1,106,949       2,743,804          733,402      1,912,613
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                            $3,473,870      $2,768,946         $930,821     $1,508,164
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $25.61          $20.89            $7.40         $12.25
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1997 through September 30, 1997

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1997               122,175.79     $39,545,527         $749,421    $40,294,948

Net profit (loss)                                                   2,712,887           56,059      2,768,946

Additional Units Sold                               15,496.89       5,596,800          100,000      5,696,800
(see Note 1)
Less Selling and Organizational Costs                                (492,222)          (3,000)      (495,222)

Redemptions (see Note 1)                            (7,922.03)     (2,655,009)                     (2,655,009)
                                               ---------------   -------------   --------------  -------------
Partners' capital at June 30, 1997                 129,750.64     $44,707,984         $902,480    $45,610,464
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1997 (see Note 1)                                        323.68           323.68

Net profit (loss) per unit (see Note 1)                                 20.89            20.89
                                                                 -------------   --------------
Net asset value per unit
  September 30, 1997                                                  $344.57          $344.57

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1997      Jan 1, 1996
                                                  through          through
                                                Sep 30, 1997     Sep 30, 1996
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                               $2,768,946      $1,508,164
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (1,725,506)     (1,069,386)
     Interest receivable                              (15,789)          6,052
     Prepaid general partner fee                     (138,526)       (111,767)
     Accrued liabilities                             (697,226)          2,102
     Redemptions payable                              212,919         386,637
     Selling and Offering Expenses Payable            (57,309)         (9,858)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                           347,509         711,944

Cash flows from financing activities:
   Additional Units Sold                            5,696,800       4,226,900
   Selling and Offering Expenses                     (495,222)       (369,021)
   Partner redemptions                             (2,655,009)     (2,912,435)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           2,546,569         945,444
                                               ---------------   -------------
Net increase (decrease) in cash                     2,894,078       1,657,388

Cash at beginning of period                        40,648,882      31,440,196
                                               ---------------   -------------
Cash at end of period                             $43,542,960     $33,097,584
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                        IDS MANAGED FUTURES, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1997



(1)  GENERAL INFORMATION AND SUMMARY

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited, until July 7, 1997. Effective July 8, 1997 the General Partners added Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership and the assets of the Partnership were re-allocated between the three independent commodity trading advisors.

Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995 and August 26, 1997.
The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. Investors purchase Units at the then current net asset value per Unit on the last business day of the month; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

On June 26, 1995, a registration statement on Form S-1 was declared effective with the SEC to register $50,000,000 of Units in addition to the unsold portion of the $20,000,000 offered pursuant to the Prospectus dated January 31, 1994. On July 12, 1996 a post-effective amendment was declared effective with the SEC to update the information in the Prospectus dated June 26, 1995. The Units were offered pursuant to a Prospectus dated July 31, 1996 until April 30, 1997, at which time the offering was temporarily suspended in order to update the July 31, 1996 Prospectus. A post-effective amendment was declared effective on August 15, 1997 to update the information in the Prospectus dated July 31, 1996 and to add disclosure regarding the Partnership's new trading advisor, Welton Investment Corporation. The Units are currently offered pursuant to a Prospectus dated August 26, 1997. The minimum subscription size for the offering is $1,000 for investors not affiliated with AXP Advisors. There were no sales of the Partnership during the third quarter of 1997. By September 30, 1997, a total of 51,796.14 Units representing a total investment of $16,397,909 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended September 30, 1997, selling commissions of $0 were paid to AXP Advisors by the new limited partners and all new investors paid organization and offering expenses totaling $0.

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


Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter-end.

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

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH"), Sabre Fund Management Limited ("Sabre") and Welton Investment Corporation ("Welton"), the Partnership's Commodity Trading Advisors ("CTAs"). Pursuant to an agreement between the Partnership and JWH, JWH receives 1/3 of 1% of the month-end net asset value of the Partnership under its management. Pursuant to an agreement between the Partnership and Sabre effective January 1, 1996, Sabre's monthly management fee was reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees continued until the cumulative trading performance of Sabre reached 40%, which was reached at the end of January 1997. Therefore, the management fee was adjusted back to 1/4 of 1% effective February 1, 1997. Pursuant to an agreement between the Partnership and Welton, Welton receives 1/4 of 1% of the month-end net asset value of the Partnership under its management. The Partnership pays JWH a quarterly incentive fee of 15% and pays both Sabre and Welton a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.

The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year net asset value of the Partnership to IDS Futures and CISI, respectively.


(4)	INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois Personal Property and Income Tax based on the operating results of the Partnership. Such tax amounted to $41,691 and $22,856 for the periods ended September 30, 1997 and September 30, 1996, respectively, and is included in operating expenses in the Statement of Operations.


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

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over-the-counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has contracts with three CTAs who make the trading decisions. Two of the CTAs trade a program diversified among all commodity groups, while the third is diversified among the various futures contracts in the financials and metals group. All three CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1997:


   COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES                  15,560

FOREIGN CURRENCIES                       262,644

STOCK INDICES                            168,538

ENERGIES                                  95,977

METALS                                    54,416

INTEREST RATE INSTRUMENTS              1,996,440


TOTAL                                  2,593,575


The range of maturity dates of these exchange traded open contracts is October of 1997 to June of 1998. The average open trade equity for the period of January 1, 1997 to September 30, 1997 was $2,182,067.

The margin requirement at September 30, 1997 was $5,495,437. To meet this requirement, the Partnership had on deposit with the Clearing Broker $38,025,664 in segregated funds and $8,110,871 in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 26, 1997, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


              Fiscal Quarter ended September 30, 1997

The Partnership recorded a gain of $3,473,870 or $25.61 per Unit for the third quarter of 1997. This compares to a gain of $930,821 or $7.40 per Unit for the third quarter of 1996. For the nine month period ended September 30, 1997, the Partnership posted a gain of $2,768,947 or $20.89 per Unit, which compares to a profit of $1,508,164 or $12.25 per Unit for the nine month period ended September 30, 1996.

The Partnership experienced gains during the first and third months of the quarter as a result of strong profits in global interest rate positions, metals and some currencies. During the second month of the quarter, the Partnership suffered losses in U.S and European interest rates, currencies, crude oil and metals. Overall, the third quarter of fiscal 1997 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Welton Investment Corporation and ended negatively for the Partnership's accounts managed by Sabre Fund Management Limited. At September 30, 1997, John W. Henry & Company, Inc. was managing 64.5% of the Partnership's assets, Sabre Fund Management Limited was managing 4.3% of the Partnership's assets and Welton Investment Corporation was managing 31.2% of the Partnership's assets.

In July, positions in U.S. Treasuries resulted in strong gains as did positions in Japanese Government bonds. In the currency markets, investors traded German marks and Swiss francs for U.S. dollars, pushing the dollar to new highs against both currencies. Except for sugar, positions in all other agricultural commodities traded resulted in losses. Silver and gold prices fell, reflecting the sale by the Australian central bank of 60% of its gold reserves; the positions held by the Partnership in both metals were profitable. The Partnership recorded a gain of $4,770,193 or $35.24 per Unit in July.

In August, crude oil prices were pressured downward and traded erratically in part due to the recent return of Iraqi oil to world markets. Trading volatility also accounted for losses in the global interest rate sector and metals. Price reversals in the U.S. 30-year bond and U.S. and Australian 10-year notes resulted in losses for the Partnership. While losses occurred in the Deutsche mark and Swiss franc, gains were made in the Japanese yen and the Nikkei stock index. Positions in coffee, cotton and corn also resulted in gains for the Partnership. However, these gains did not offset the losses incurred and the Partnership recorded a loss of $2,079,893 or $15.51 per Unit in August.

In September, moderate gains were recorded for the Partnership, reflecting profitable positions in global interest rate markets and the Japanese Nikkei. The largest gains were derived from positions in the British long gilt and Japanese Government bond.
 Except for the Australian dollar, positions in all other currencies traded resulted in losses. Small gains in cotton failed to offset losses in coffee, sugar and other agricultural markets. Positions in silver and copper resulted in gains, offsetting losses in gold. The Partnership recorded a gain of $783,570 or $5.88 per Unit in September.

There were no additional Units sold during the fiscal quarter of 1997. Investors redeemed a total of 2,981.97 Units during the quarter. At the end of the quarter there were 132,369.80 Units outstanding (including 2,619.16 Units owned by the General Partners).

During the fiscal quarter ended September 30, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

Effective August 22, 1997, Morris Goodwin, Jr. resigned as a
Director of IDS Futures Corporation, a General Partner of the
Partnership. Effective September 24, 1997. Peter J. Slattery was elected as a Director of IDS Futures Corporation.

Effective September 12, 1997, Donald J. Zyck resigned as Secretary and Treasurer of CIS Investments, Inc., one of the general partners of the Partnership. Effective September 13, 1997, Rebecca S. Steindel was elected Secretary and Richard A. Driver was elected Treasurer of CIS Investments, Inc.


             Fiscal Quarter ended September 30, 1996

The Partnership recorded a gain of $930,821 or $7.40 per Unit for the third quarter of 1996. This compares to a loss of $266,795 or $2.36 per Unit for the third quarter of 1995. For the nine month period ended September 30, 1996, the Partnership posted a gain of $1,508,164 or $12.25 per Unit, which compares to a profit of $4,026,526 or $36.02 per Unit for the nine month period ended September 30, 1995.

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


                Fiscal Quarter ended June 30, 1997

The Partnership recorded a loss of $2,147,031 or $16.31 per Unit for the second quarter of 1997. This compares to a gain of $492,773 or $4.05 per Unit for the second quarter of 1996. For the six month period ended June 30, 1997, the Partnership posted a loss of $704,923 or $4.72 per Unit, which compares to a profit of $577,343 or $4.85 per Unit for the six month period ended June 30, 1996.

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

In April, crude oil prices continued to surge upwards as refiners pushed to replenish record low inventory levels. In the agricultural sector, prices of wheat, corn and soybeans soared as export demand remained strong. The currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $1,161,096 or $9.48 per Unit in April.

In May, the grain and oilseed markets were volatile as concerns over winter crops were replaced by reports of poor planting conditions for spring crops. Crude oil prices succumbed to political pressures and the expected impact on world oil supplies of the long anticipated U.N./Iraq oil agreement. In the currency markets, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $840,378 or $6.83 per Unit in May.

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

During the first two months of the quarter, the Partnership experienced gains primarily as a result of profits in foreign exchange rates, while during the third month losses were recorded due in part to the direction of U.S interest rates. Overall, the first quarter of fiscal 1997 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Sabre Fund Management Limited. At March 31, 1997, John
W. Henry & Company, Inc. was managing 65% of the Partnership's assets and Sabre Fund Management Limited was managing 35% of the Partnership's assets.

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

During the quarter, additional units sold consisted of 9,164.28 limited partnership units; no general partner units were sold. Additional Units sold during the quarter represented a total of $3,371,200 before the reduction of selling commissions and organizational costs of $296,158. Investors redeemed a total of 2,902.34 Units during the quarter. At the end of the quarter there were 130,753.07 Units outstanding (including 2,315.34 Units owned by the General Partners).

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



                                        IDS MANAGED FUTURES, L.P.


Date:   November 13, 1997               By:  CIS Investments, Inc.,
                                             One of its General Partners



                                        By: /s/ Richard A Driver
                                                Richard A. Driver
                                                Treasurer

                                         (Duly authorized officer of
                                          the General Partner and the
                                          Principal Financial Officer of
                                          the General Partner)