Form 10-K
period 1997-12-31
IDS MANAGED FUTURES L P
filed 1998-03-27
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the fiscal year ended            Commission File No.  0-16515
      December 31, 1997


                        IDS MANAGED FUTURES, L.P.
          (Exact name of registrant as specified in its charter)

              Delaware                              06-1189438
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification #)


          233 South Wacker Drive, Suite 2300, Chicago, IL  60606
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

                           Yes    X       No


	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: [X]

        The aggregate market value of the voting and non voting common equity held by non affiliates of the Registrant as of February 28, 1997 is: $48,886,485



                        Index to exhibits on page 23


                        Documents Incorporated by Reference


        Incorporated by Reference in Part IV, Item 14 is Post-Effective Amendment No. 1 to Registration Statement No. 33-86894 of the Partnership on Form S-1 under the Securities Act of 1933, filed on June 7, 1996.

	Incorporated by Reference in Part IV, Item 14 is Post-Effective Amendment No. 3 to Registration Statement No. 33-86894 of the Partnership on Form S-1 under the Securities Act of 1933, filed on July 31, 1997.



                                Part I

Item 1.  Business

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 1997 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited, until July 7, 1997. On July 2, 1997 the General Partners entered into an agreement to add Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership and effective July 8, 1997 the assets of the Partnership were re-allocated among the three independent commodity trading advisors. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by John W. Henry & Company, Inc. and Welton Investment Corporation.

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

Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995 and August 26, 1997.
The total amount of the initial offering was $7,500,000 and the
total amount of the combined reopenings was $80,000,000.   After
the initial purchase price of $250 per Unit, investors purchase Units at the then current net asset value per Unit on the last business day of the month; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

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

Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into Advisory Contracts with each of John W. Henry and Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"). Commencing on June 16, 1987, after the conclusion of the offering period with respect to the Partnership's Limited Partnership Units, the Advisors began to provide commodity trading instructions to CIS on behalf of the Partnership. The General Partners felt it appropriate to make a change in trading advisor systems; 70 percent of the assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the Financial and Metals Portfolio, as of February 28, 1989. The remaining assets in the JWH Original Investment Program were closed due to disappointing performance as of October 13, 1989. This money was reallocated to Sabre in early 1990. In February 1991, the General Partners felt it prudent to realign the assets of the Partnership so that JWH and Sabre were each allocated 50% of the trading assets. On July 2, 1997 the General Partners entered into an agreement to add Welton Investment Corporation ("Welton") as an additional independent commodity trading advisor for the Partnership and effective July 8, 1997 the assets of the Partnership were re-allocated among the three independent commodity trading advisors. In accordance with the terms of the Advisory Contract between the Partnership and Sabre, the General Partners elected not to renew the Advisory Contract for Sabre and it expired on December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by JWH and Welton. Collectively, JWH, Sabre and Welton are herein referred to as the "Advisors".

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

The Advisory Contracts between the Partnership and the Advisors provide that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to that portion of the Partnership's assets allocated to it. The Advisory Contracts with JWH and Sabre were amended on April 30, 1996 (but made effective back to the date of January 31, 1996) to extend the term of each Advisory Contract through December 31, 1996 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. The General Partners elected not to renew the Advisory Contract for Sabre and it expired on December 31, 1997. The Advisory Contract with Welton commenced on July 2, 1997 and will continue until December 31, 1998, with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2001, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

The Advisory Contracts shall terminate automatically in the event that the Partnership is terminated in accordance with the Restated and Amended Limited Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon Trading Approach;
(iii) the Advisor's registration is revoked or not renewed; (iv) there is unauthorized assignment of the Contract by the Advisor
(v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, become bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

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

The Partnership initially paid JWH a monthly management fee of 1/4 of 1% of the Partnership's NAV under management as of the end of the month, whether or not the Partnership was profitable, and a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated to such Advisor's management until June 30, 1992. Effective July 1, 1992, the Partnership began paying JWH 1/3 of 1% of the month end NAV of the Partnership and a quarterly incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. The Partnership initially paid Sabre a monthly management fee of 1/4 of 1% of the Partnership's NAV under management as of the end of the month and a quarterly incentive fee of 18% of trading profits achieved on the NAV of the
Partnership allocated to such Advisor's management.   As of
December 1991 the General Partners reduced Sabre's management fee from 1/4 of 1% to 1/8% of 1% until such time as the trading performance for assets allocated to Sabre reached a 25% performance return. Effective July 1, 1993, Sabre's management fee was returned to the 1/4 of 1% level as this performance return had been reached. Effective January 1, 1996, Sabre's monthly management fee was again reduced from 1/4 of 1% to 1/8 of 1% of the Partnership's Net Asset Value subject to Sabre's trading performance. This reduction in management fees continued until the cumulative trading performance of Sabre reached 40%, which was reached at the end of January 1997. Therefore, the management fee was adjusted back to 1/4 of 1% effective February 1, 1997. The General Partners elected not to renew the Advisory Contract of Sabre and it expired on December 31, 1997. Pursuant to an agreement between the Partnership and Welton, the Partnership pays Welton a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management and a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated
to such Advisor's management.   See pages 6-8 of Exhibit 10.1
incorporated by reference herein for a description of NAV and trading profits. The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to the Advisor. The calculation and payment of incentive fees is not affected by the performance of the other Advisors.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business, as of December 31, 1997, is set forth under Items 6 and 7 herein.


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

        (b)     As of December 31, 1997, there were 137,994.05 Units held
                by Limited Partners and 2,619.16 Units held by the General Partners. A total of 10,395.53 Units had been redeemed by Limited Partners during the period from January 1, 1997 to December 31, 1997 (42,220.84 Units were redeemed prior to
                calendar year 1997).   The Partnership's Restated and Amended
                Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

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


Item 6.	Selected Financial Data

                               Year ended December 31,

                               1993     1994     1995     1996     1997

1.  Operating Revenues(000)  $3,444    $ 279   $8,419  $10,190   $7,619

2.  Income (Loss) From
    Continuing Operations(000)2,362   (1,530)   5,755    6,701    3,778

3.  Income (Loss) Per Unit    65.22   (16.30)   50.46    54.14    28.09

4.  Total Assets(000)        15,135   24,185   33,276   41,669   50,592

5.  Long Term Obligations         0        0        0        0        0

6.  Cash Dividend Per Unit        0        0        0        0        0

Note: All references to Units reflect the 3-for-1 Unit split effective February 28, 1995.



Item 7.	Management's Discussion and Analysis of Financial
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

The Partnership's net assets are held in a brokerage account with CIS. The Partnership initially earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month until July 31, 1993. Commencing August 1, 1993, the Partnership began to earn interest at a rate of 90% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1997 CIS had paid or accrued to pay interest of $2,032,524 to the Partnership. Similarly, for the calendar year ended December 31, 1996 CIS had paid or accrued to pay interest of $1,575,843 to the Partnership.

For the fiscal year ended December 31, 1997, investors redeemed a total of 10,395.53 Units for $3,515,603. For the fiscal year ended December 31, 1996, investors redeemed a total of 13,946.78
Units for $4,000,267.

During 1997, Limited Partners purchased 26,213.79 Units for
$9,652,700.  The General Partners purchased 303.82 Units for
$100,000 in 1997.

On December 31, 1997, the Partnership had unrealized profits of $2,454,648 and cash on deposit of $47,936,067. These positions required margin deposits at CIS of $4,973,284. The total balance of the Partnership's account at CIS was $50,390,715. These figures compare to unrealized profits of $868,069, cash on deposit of $39,998,782, margin requirements of $2,645,728 and total balance of the Partnership's account of $41,516,951 as of December 31, 1996. On December 31, 1995, the Partnership had unrealized profits of $1,705,569 and cash on deposit at CIS of $31,440,196. These positions required margin deposits at CIS of $3,655,729. The total balance of the Partnership's account was $33,145,765.

During the fiscal year ended December 31, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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


Year 2000 Issue

The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software is currently being replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


Results of Operations

The Partnership posted positive returns for 1997, 1996 and 1995.

In 1997 the global futures markets showed a great deal of volatility and the Advisors were well positioned to profit from several of these moves. The Partnership produced a net gain of 8.68% for the calendar year. The year 1997 was marked by declining gold prices and interest rates around the globe and a rising U.S. dollar relative to the German mark and Japanese yen.
 The strength of these market moves proved beneficial to the Partnership. The price of gold declined to the lowest level in over a decade reflecting its declining value as an alternative monetary asset as central banks increased their willingness to sell or lease the precious metal. Solid gains were generated in the global interest rate markets, particularly in the Japanese Government bond where yields plummeted to historic lows as the nation sank relentlessly into a recession. Strong gains were also recorded in Australian 10-year bonds and 3-year notes and in German and Italian bonds. Gains were realized in positions in the German mark, which weakened in world markets as hopes for European monetary union rose. The U.S. dollar dominated the world currencies reflecting sound economic fundamentals in the U.S. The Partnership benefited from the upward price movement in natural gas during the summer and fall. However, energy markets were disappointing as ample world inventories and mild weather kept supply and demand in balance. In addition, losses were incurred in agricultural markets, despite strong performance by coffee futures earlier in the year. The Partnership ended the year with a profit of $3,778,125.

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

In addition to the above general analysis of the markets that resulted in the trading gains of the Partnership, following is an analysis of the changes in the various line items of the financial statements which should enhance the readers understanding of the results of the past fiscal year.

The primary sources of growth for the Partnership during the past 3 years have been additional sales (net sales of $19.3 million not including redemptions of $9.8 million) and trading gains (almost $16.25 million). This growth is reflected in the increases reported in "Cash on deposit with Clearing Broker" and "Total partners' capital" on the Statement of Financial Condition. This significant increase in capital on deposit caused the increase in both the interest earned during the year and the "Interest receivable" at the end of the year.

Trading gains at the end of the year were significantly greater in 1996 than in 1997. As a result, "Accrued incentive fees" for 1997 were reduced by $670,000. In addition, since the total earnings of the Partnership were $3 million less in 1997 than 1996 and $2 million less than 1995, total incentive fees paid in 1997 were almost $600,000 less than paid during 1996 and $50,000 less than 1995. At the end of 1997, the Partnership had a $1.6 million greater "Unrealized gain..." balance than at the end of 1996. This greater balance is directly reflected in the "Increase (decrease) in unrealized gain on open futures contracts" on the Statement of Operations and is significantly greater than the changes in unrealized gains for both 1996 and 1995.

Although the number of investors was larger in 1997 than 1996, the total redemptions for the year were $0.5 million less. However, since the fund had enjoyed a strong 1995, 1996 and first half of 1997, when the Partnership experienced losses in the last half of 1997, some investors took it as a signal to move out of their investment. As a result, "Redemptions payable" at the end of the year were $360,000 greater than at the end of 1996.

In 1997, funds had already been transferred from escrow to the Partnership on the last day of the year. Therefore, unlike at the end of 1996, there is no "Receivable for units sold" balance at the end of the year.

The greater asset level of the fund in 1997 over 1996 caused the increase in both "Accrued management fees" at the end of the year and in "Management fees" for the entire year as well as "Commission paid", "Accrued commissions" and "General partner fee", all of which are dependent on the level of assets for calculation, or on the amount of trading done which is very dependent on the level of assets.

Despite the increase in unrealized trading income as discussed above, total trading income for 1997 was down significantly from 1996 and 1995, showing reductions of $2.6 million and $0.8 million, respectively.

The dollar continued to strengthen compared to the other currencies traded by the Partnership through 1997, causing a loss of $546,000 during the year, compared to a loss of $108,000 in 1996 and a gain of $189,000 in 1995.


Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership's operations or assets.


Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk

            Not Applicable.



Item 8.     Financial Statements and Supplementary Data

            Reference is made to the financial statements and the notes thereto appearing on Pages 25 through 352 of this report.



Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

            None.


                                Part III



Item 10.  Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures
Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1997 were as follows:

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

Lori J. Larson resigned as President and Director of IDS
Futures Corporation on January 20, 1998.  Peter L. Slattery, a
Director of IDS Futures Corporation, replaced Ms. Larson as
President effective the same date.

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

John M. Knight (born in February 1952), Vice President. Mr. Knight has been employed by American Express Financial Corporation since July 1975. He is currently Controller-Variable Assets and Services, thus charged with overall finance responsibilities for Mutual Funds, Limited Partnerships, Variable Annuities, Retail Retirement Plans, Personal Trust and Wealth Management Services. From 1981 to March 1994 he held a number of positions in the IDS Certificate Company, including Controller of that organization. Mr. Knight is a graduate of the University of Wisconsin-Eau Claire and a FLMI.

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

Peter L. Slattery (born in July 1965), Director. Mr. Slattery is the Director of Non-Proprietary Products for American Express Financial Advisors, Variable Assets division. During his tenure at AEFA, he has led the transition to multiple classes for the IDS mutual fund line, developed five new retail funds and led the creation of the flagship Flexible Portfolio Annuity. He currently is responsible for all Non-proprietary relationships involving products sold through AEFA's various distribution channels. Mr. Slattery holds a BS from Babson College and an MBA from the University of Colorado.


CIS Investments, Inc.

Hal T. Hansen (born in November 1936), President and Director. Mr. Hansen has been President of Cargill Investor Services, Inc. since November 1978. He serves on the Executive Committees of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and is Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958 and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974 and has been President and Director of CISI since June 1983.

L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981, is currently Vice President of Cargill Investor Services, Inc., and has been Vice President and Director of CISI since June 1983. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

Richard A. Driver (born in September 1947), Vice President, Treasurer and Director. Mr. Driver has served as Vice President and Director of CISI since June 1993 and was elected Treasurer of CISI in August 1997. Mr. Driver graduated from the University of North Carolina in 1969 and received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations. Mr. Driver currently serves as Vice President, Controller, Treasurer and Director of Cargill Investor Services, Inc.

Jan R. Waye (born in June 1948), Senior Vice President. Mr. Waye assumed the position of Senior Vice President of Cargill Investor Services, Inc. in September 1996, after returning from London where he held various management positions for Cargill Investor Services, Ltd. including most recently Managing Director for CIS Europe. He was appointed Senior Vice President of CISI in June 1997. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management positions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. This unit formed the nucleus of Cargill's Financial Markets Group as it started operations in 1983. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also Served on the Board of the London Commodity Exchange up to its merger with LIFFE. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970.

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

Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986 as the Sales Manager for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of Cargill Investor Services, Inc. in June 1996. Ms. Pfendler is currently the manager in charge of all activities of the Fund Services Group at Cargill Investor Services, Inc.

Rebecca S. Steindel (born in April 1965), Secretary. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987.
 She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. Ms. Steindel was elected Secretary of CISI in September 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

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

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department and became Assistant Secretary of CISI in June 1996.

Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993 and was responsible for the oversight of federal audits and international compliance. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. She became Assistant Secretary of CISI in June 1996.

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

All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership. All expenses other than brokerage commissions incurred by the Partnership and administrative fees are paid to persons not affiliated with the Partnership. For the services performed through December 31, 1992 on behalf of the Partnership, the General Partners received an annual administrative fee totaling 1.75% of the Partnership's net assets. On January 1, 1993 this fee was reduced to 1.375%. The General Partners received a total of $554,056 in 1997, $447,067 in 1996 and $326,936 in 1995 for this fee.

CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1997, the Partnership accrued and paid $1,142,101 in brokerage commissions to CIS, as compared to $851,858 in 1996 and $701,468 in 1995.
Of these commissions, $20 per round turn trade is paid to AXP Advisors as the Partnership's introducing broker and $15 is retained by CIS as clearing broker (based on a commission rate of $35 per round turn trade). Prior to September 1, 1995, $30 per round turn trade was paid to AXP Advisors and $20 was retained by CIS (based on a commission rate of $50 per round turn trade).

The Partnership did not transact any business through CISFS during the year ended December 31, 1997 and therefore paid no commissions to CISFS.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          (a) As of December 31, 1997, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

          (b) As of December 31, 1997, the General Partners beneficially owned 2,619.16 Units or approximately
                1.86% of the Units outstanding as of that date.
                In addition, Lori J. Larson, President of IDS Futures, beneficially owned 19.06 Units or .014% of the outstanding Units.

          (c) As of December 31, 1997, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.



Item 13.  Certain Relationships and Related Transactions.

          (a) None other than the compensation arrangements described herein.

          (b)   None.

          (c)   None.

          (d)   Not Applicable.



                               Part IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (a)   The following documents are included herein:

                (1)     Financial Statements:

                        a. Report of Independent Public Accountants.
                        b. Statements of Financial Condition as of
                           December 31,1997 and 1996.
                        c. Statements of Operations,
                           Statements of Partners' Capital
                           and Statements of Cash Flows for
                           the years ended December 31, 1997,
                           1996 and 1995.
                        d. Notes to Financial Statements.

                 (2) All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes hereto.

                 (3)    Exhibits:

                        See the Index to Exhibits annexed hereto.



          (b)   Reports on Form 8-K:

                (1) The following Form 8-K was filed with the Securities and Exchange Commission on behalf of the Partnership during the fiscal quarter ended December 31, 1997:

                     a) Form 8-K dated December 31, 1997 to report that, in accordance with the terms of the Advisory Contract between the Partnership and Sabre Fund Management Limited, the General Partners elected not to renew the Advisory Contract and it expired on December 31, 1997.



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 1998          		IDS Managed Futures, L.P.


By:  IDS Futures Corporation            By:  CIS Investments, Inc.
       (General Partner)                       (General Partner)



By: /s/ Peter L. Slattery               By: /s/ Hal T. Hansen
        Peter L. Slattery                       Hal T. Hansen
        President                               President


By: /s/ Michael L. Weiner               By: /s/ Richard A. Driver
        Michael L. Weiner                       Richard A. Driver
        Vice President, Secretary and           Vice President
        Treasurer                               and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 26, 1998


/s/ Peter L. Slattery                    /s/ Hal T. Hansen
    Peter L. Slattery                        Hal T. Hansen
    Director and President                   Director and President

/s/ Peter J. Anderson                    /s/ L. Carlton Anderson
    Peter J. Anderson                        L. Carlton Anderson
    Director                                 Director and Vice President

/s/ Michael L. Weiner                    /s/ Richard A. Driver
    Michael L. Weiner                        Richard A. Driver
    Vice President, Secretary and            Vice President and
    Treasurer                                Treasurer




                             Index to Exhibits



Number			Exhibit

3.1                     Amended and Restated Limited Partnership
			Agreement.

10.1 Advisory Contract dated as of March 27, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.2 Amended Advisory Contracts dated January 23, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.3 Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.4 Advisory Contract dated as of July 2, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registration Statement as filed by the Partnership on July 31,
                        1997).

                        Note:   Exhibits 3.1, 10.1, 10.2 and 10.3 are
                        incorporated by reference to Post-Effective
                        Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996.




                        Index to Financial Statements
                        IDS Managed Futures, L.P.

Report of Independent Public Accountants            Page 25

Statements of Financial Condition as of
December 31, 1997 and 1996                          Page 26

Statements of Operations, for the years ended
December 31, 1997, 1996 and 1995                    Page 27

Statements of Changes in Partners' Capital,
for the years ended December 31, 1997,
1996 and 1995                                       Page 28

Statements of Cash Flows, for the years ended
December 31, 1997, 1996 and 1995                    Page 29

Notes to Financial Statements                       Page 30

Acknowledgment                                      Page 35




                        Independent Auditors' Report


The Partners
IDS Managed Futures, L.P.:

We have audited the accompanying statements of financial condition of IDS Managed Futures, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                           January 30, 1998
                                           KPMG Peat Marwick LLP

IDS MANAGED FUTURES, L.P.

Statements of Financial Condition
December 31, 1997 and 1996

Assets                                                          1997        1996
                                                          -----------    -------
Assets:
         Receivable for units sold                                $0     650,100
         Equity in commodity futures trading accounts:
                  Cash on deposit with Clearing Broker    47,936,067  39,998,782
                  Unrealized gain on open futures
                    and options contracts                  2,454,648     868,069
                                                          ----------  ----------
                                                          50,390,715  41,516,951

Interest receivable                                          201,717     152,358
                                                          ----------  ----------
Total Assets                                             $50,592,432  41,669,309
                                                          =========== ==========
Liabilities and Partners' Capital

Liabilities:
         Accrued commissions on open futures and options contracts
                  due to AXP Advisors and CIS                $99,412      67,464
         Accrued exchange, clearing, and NFA fees              3,642       2,539
         Accrued management fees                             150,667     108,053
         Accrued incentive fees                              184,102     851,045
         Accrued operating expenses                          114,033     155,590
         Accrued selling commissions and organization
                  and offering expenses                       86,819      57,309
         Redemptions payable                                 490,756     132,361
                                                           ---------   ---------
Total liabilities                                          1,129,431   1,374,361

Partners capital:
         Limited partners (137,994.05 and 122,175.79
                  units outstanding at December 31, 1997
                  and 1996, respectively) (see note 1)    48,541,669  39,545,527
         General partners (2,619.16 and 2,315.34
                  units outstanding at December 31, 1997
                  and 1996) (see note 1)                     921,332     749,421
                                                          ----------  ----------
Total partners capital                                    49,463,001  40,294,948
                                                          ----------  ----------
Total liabilities and partners' capital                  $50,592,432  41,669,309
                                                         ===========  ==========

See accompanying notes to financial statements.


IDS MANAGED FUTURES, L.P.

Statements of Operations

Years ended December 31, 1997 and 1996, and 1995


                                                                1997        1996        1995
                                                             --------   ---------   --------
Revenues:
         Gain on trading of commodity futures contracts:
                  Realized gain on closed positions       $4,545,484   9,559,339   6,474,664
                  Increase (decrease) in unrealized gain
                           on open futures contracts       1,586,579    (837,500)    365,549
         Interest income                                   2,032,524   1,575,843   1,389,521
         Foreign currency transaction gain (loss)           (546,087)   (108,047)    189,505
                                                           ---------- -----------  ---------
Total revenues                                             7,618,500  10,189,635   8,419,239

Expenses:
         Commission paid to AXP Advisors and CIS           1,142,101     851,858     701,468
         Exchange, clearing, and NFA fees                     41,957      30,222      18,571
         Management fees                                   1,609,144   1,088,343   1,027,360
         Incentive fees                                      396,625     978,214     449,841
         General partner fee to IDSFC and CISI               554,056     447,067     326,936
         Operating expenses                                   96,492      92,456     139,796
                                                            --------    --------    --------
Total expenses                                             3,840,375   3,488,160   2,663,972
                                                           ---------   ---------   ---------
Net profit                                                $3,778,125   6,701,475   5,755,267
                                                          ==========   =========   =========

Profit (loss) per unit of limited partnership interest (s      28.09       54.14       50.46
Profit (loss) per unit of general partnership interest (s      28.09       54.14       50.46


See accompanying notes to financial statements.


IDS MANAGED FUTURES, L.P.

Statements of Partners' Capital

Years ended December 31, 1997, 1996 and 1995


                                                                                       Total
                                                             Limited     General   Partners'
                                         Units*             partners    partners     capital
                                       --------             --------    --------    --------
Balance at December 31, 1994         106,612.23          $23,356,449     420,750  23,777,199

Sale of partnership interests         20,710.64            5,731,623     102,880   5,834,503
Selling commissions and organization
         offering costs                       0             (517,959)     (3,000)   (520,959)
                                      ---------           ----------     --------  ----------
Net sales of partnership interests    20,710.64            5,213,664      99,880   5,313,544

Net profit                                    0            5,651,813     103,454   5,755,267

Redemptions                           (9,012.50)          (2,332,058)          0  (2,332,058)
                                     -----------          -----------   --------  -----------
Balance at December 31, 1995         118,310.37           31,889,868     624,084  32,513,952


Sale of partnership interests         17,812.20            5,568,008           0   5,568,008
Selling commissions and organization
         offering costs                       0             (488,220)          0    (488,220)
                                      ---------            ----------    --------  ----------
Net sales of partnership interests    17,812.20            5,079,788           0   5,079,788

Net profit                                    0            6,576,138     125,337   6,701,475

Redemptions                          (13,946.78)          (4,000,267)          0  (4,000,267)
                                     -----------          -----------    -------  -----------
Balance at December 31, 1996         122,175.79           39,545,527     749,421  40,294,948


Sale of partnership interests         26,213.79            9,652,700     100,000   9,752,700
Selling commissions and organization
         and offering costs                   0             (844,169)     (3,000)   (847,169)
                                      ---------            ----------    --------  ----------
Net sales of partnership interests    26,213.79            8,808,531      97,000   8,905,531

Net profit                                    0            3,703,214      74,911   3,778,125

Redemptions                          (10,395.53)          (3,515,603)          0  (3,515,603)
                                     -----------         ------------    -------  -----------
Balance at December 31, 1997         137,994.05          $48,541,669     921,332  49,463,001
                                     ==========          ===========     =======  ==========

Net asset value per unit at December 31, 1997 (see note 1    $351.77      351.77

Net asset value per unit at December 31, 1996 (see note 1    $323.68      323.68

Net asset value per unit at December 31, 1995 (see note 1    $269.54      269.54


*Units of limited partnership interest; all unit amounts reflect the 3-for-1 split as described in note 1.


See accompanying notes to financial statements.


IDS MANAGED FUTURES, L.P.

Statements of Cash Flows

Years ended December 31, 1997, 1996, and 1995


                                                                                        1997       1996      1995
                                                                                     --------    -------    ------
Cash flows from operating activities:
         Net profit                                                               $3,778,125    6,701,475    5,755,267
         Adjustments to reconcile net profit to
                  net cash provided by operating activities:
                           Change in assets and liabilities:
                                    Decrease (increase) in unrealized gain
                                                on open futures contracts         (1,586,579)     837,500     (365,549)
                                    Increase in interest receivable                  (49,359)     (22,249)     (26,543)
                                    Increase (decrease) in accrued liabilities      (632,835)     793,189       83,358
                                                                                   ----------   ---------    ----------
Net cash provided by operating activities                                          1,509,352    8,309,915    5,446,533

Cash flows from financing activities:
         Net proceeds from sale of units                                           9,585,141    4,486,997    5,313,544
         Partner redemptions                                                      (3,157,208)  (4,238,326)  (2,061,191)
                                                                                  -----------  -----------  -----------
Net cash provided by financing activities                                          6,427,933      248,671    3,252,353
                                                                                   ---------    ---------    ---------
Net increase in cash                                                               7,937,285    8,558,586    8,698,886

Cash at beginning of year                                                         39,998,782   31,440,196   22,741,310
                                                                                  ----------   ----------   ----------
Cash at end of year                                                              $47,936,067   39,998,782   31,440,196
                                                                                  ==========   ==========   ==========

See accompanying notes to financial statements.



(1)    General Information and Summary

IDS Managed Futures, L.P. (the Partnership), a limited partnership organized on December 16, 1986 under the- Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The Partnership began trading on June 16, 1987. The General Partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI.

Each unit of limited partnership interest was divided into three units ("3-for-1 split") at the close of business on February 28, 1995, each unit having a net asset value per unit equal to the previous net asset value per unit divided by three. Accordingly, the total number of units outstanding tripled as of that date. For comparative purposes, the respective prior years' unit amounts and net asset value per unit amounts have been restated for the 3-for-1 split.

Units of the Partnership representing an additional investment of $10,000,000 were offered by American Express Financial Advisors, Inc. (AXP Advisors), formerly IDS Financial Services Inc., commencing March 29, 1993. An additional investment of $20,000,000 was offered by AXP Advisors commencing January 31, 1994. Commencing June 26, 1995, AXP Advisors offered an additional investment of $50,000,000. By December 31, 1997, a total of 140,808 units representing a total investment of $40,078,819 of limited partnership interest had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 1,341 additional units representing a total investment of $359,880. Selling commissions of $2,346,202 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $1,857,701. See the IDS Managed Futures, L.P. prospectus dated August 26, 1997 for further details concerning the offerings.

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


Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 90% of the average 90-day Treasury bill rate for Treasury bills issued during that month.


Redemptions

No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a limited partner may cause any or all of his or her units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per unit on 10 days' written notice to the General Partners. Payment will be made within 10 business days of the effective date of the redemption. The Partnership's Limited Partnership Agreement contains a full description of redemption and distribution procedures.

Commissions

Brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. Prior to June 26, 1995 the Partnership paid CIS commissions on trades executed on its behalf at a rate of $50.00 per round-turn contract. With the June 26, 1995 offering, the rate was changed to $35.00 per round-turn contract. The first subscribers to that offering came into the fund at the end of August 1995. Therefore, the new rate became applicable in September 1995. The Partnership pays this commission directly to CIS and CIS then reallocates the appropriate portion to AXP Advisors.


Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible both to movements in the underlying contract markets as well as to fluctuation in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.


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


(3)    Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly, and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by the following Commodity Trading Advisors (CTAs):
John W. Henry & Company, Inc. (JWH); Welton Investment Corporation (Welton); and Sabre Fund Management Limited (Sabre).

Under signed agreement for the periods presented prior to January 1, 1996, Sabre received a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under their management and 18% of the Partnership's net trading profits, if any, in each quarter attributable to their trading. Effective January 1, 1996, the agreement with Sabre was changed to reduce the management fees paid to them to 1/8th of 1% of the month-end net assets. Effective February 1, 1997 the agreement with Sabre was changed to increase the management fees paid to them to 1/4 of 1% of the month-end net assets. The agreement with Sabre, which expired on December 31, 1997, was not renewed.

Under signed agreement, JWH will receive a monthly management fee of 1/3 of 1% of the month-end net asset value of the Partnership under its management and 15% of the Partnership's net trading profits, if any, attributable to its management.

Under signed agreement, Welton will receive a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under its management and 18% of the Partnership's net trading profits, if any, attributable to its management.

The Partnership pays an annual administrative fee of 1.125% and
 .25% of the beginning of the year net asset value of the Partnership to IDSFC and CISI, respectively.


(4)    Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $56,820, $100,027, and $86,546 for the years ended December 31, 1997, 1996, and 1995, respectively, and is included in operating expenses in the statement of operations.


(5)    Financial Instruments with Off-balance Sheet Risk

The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and its related cash balance are on deposit with the Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The contractual amounts of commitments to purchase and sell exchange traded futures contracts were $137,689,850 and $231,540,372, respectively, on December 31, 1997 and $154,754,517 and $243,080,588, respectively, on December 31,
1996. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The average fair value of commodity interests was $2,545,273 and $2,610,468 during 1997 and 1996, respectively. Fair value as of December 31, 1997 and 1996 was $2,454,648 and $868,069,
respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 1997, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

At December 31, 1997, the cash requirement of the commodity interests of the Partnership was $4,973,284. This cash requirement was met by $44,749,995 held in segregated funds and $5,641,720 held in secured funds. At December 31, 1996, the cash requirement of the commodity interests of the Partnership of $2,645,728 was met by $36,476,241 being held in segregated funds and $4,390,609 being held in secured funds. At December 31, 1997 and 1996, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1997 and 1996:

        Commodity Group         1997            1996


        Agricultural         $  315,072    $  51,555

        Currency                257,116      654,101

        Stock Indices           226,950      119,401

        Energies                 52,616       30,565

        Metals                1,219,510      210,043

        Interest                383,384     (197,596)

        Total                $2,454,648    $ 868,069


	The range of maturity dates of these exchange traded open contracts is January 1998 to September 1998.



                        Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.


/s/ Richard A. Driver
    Richard A. Driver
    Treasurer, CIS Investments, Inc.,
    one of the General Partners and Commodity Pool Operators of
    IDS Managed Futures, L.P.