Form 10-Q
period 1998-03-31
IDS MANAGED FUTURES L P
filed 1998-05-13
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


           Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                for the quarterly period ended March 31, 1998

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


                                Not Applicable
            Formername, former address and former fiscal year,
                        if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No __


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1998, and the additional time frames as noted:


                                         Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                          Ended 3/31/98     To 3/31/98     Ended 12/31/97  Ended 3/31/97   To 3/31/97
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

Statement of
Cash Flows                                                       X                                             X

Notes to Financial
Statements                                      X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Mar 31, 1998     Dec 31, 1997
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 48,792,699      47,936,067
   Unrealized gain on open
     futures contracts                              1,385,270       2,454,648
                                               ---------------   -------------
                                                   50,177,969      50,390,715

Interest receivable                                   182,609         201,717
Prepaid G.P. fee                                      510,087               0
                                               ---------------   -------------
      Total assets                                $50,870,665     $50,592,432
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and       $129,012        $103,054
   Accrued management fee                             149,823         150,667
   Accrued incentive fee                              235,624         184,102
   Accrued operating expenses                         111,534         114,033
   Redemptions payable                                541,822         490,756
   Selling and Offering Expenses Payable                    0          86,819
                                               ---------------   -------------
      Total liabilities                             1,167,814       1,129,431

Partners' Capital:
   Limited partners ( 141,896.63 units             48,754,789      48,541,669
     outstanding at 3/31/98, 137,994.05
     units outstanding at 12/31/97) (see Note 1)
   General partners (2,759.25 units outstanding       948,062         921,332
    3/31/98 and 2,619.16 at 12/31/97) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      49,702,851      49,463,001
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $50,870,665     $50,592,432
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Jan 1, 1998      Jan 1, 1998     Jan 1, 1997     Jan 1, 1997
                                                   through          through         through         through
                                                Mar 31, 1998     Mar 31, 1998     Mar 31, 1997   Mar 31, 1997
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $731,566        $731,566       $2,018,205     $2,018,205
   Change in unrealized gain (loss)
     on open positions                             (1,069,378)     (1,069,378)           3,661          3,661
Interest income                                       546,632         546,632          471,237        471,237
Foreign currency transaction gain (loss)              (86,032)        (86,032)        (281,612)      (281,612)
                                               ---------------   -------------   --------------  -------------
      Total revenues                                  122,789         122,789        2,211,492      2,211,492


EXPENSES

   Commissions paid to AXP Advisors and CIS           380,620         380,620          210,790        210,790
   Exchange fees                                       12,542          12,542            8,076          8,076
   Management fees                                    442,346         442,346          371,749        371,749
   Incentive fees                                     235,624         235,624           62,390         62,390
   General Partner fee to IDS Futures Corp. and       170,029         170,029          138,502        138,502
   Operating expenses                                  23,020          23,020          (22,124)       (22,124)
                                               ---------------   -------------   --------------  -------------
      Total expenses                                1,264,180       1,264,180          769,384        769,384
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                           ($1,141,392)    ($1,141,392)      $1,442,108     $1,442,108
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 ($8.18)         ($8.18)          $11.59         $11.59
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1998 through March 31, 1998

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1998               137,853.96     $48,541,669         $921,332    $49,463,001

Net profit (loss)                                                  (1,168,122)          (8,270)    (1,176,392)

Additional Units Sold                                7,337.45       2,749,500           50,000      2,799,500
(see Note 1)
Less Selling and Organizational Costs                                (240,969)         (15,000)      (255,969)

Redemptions (see Note 1)                            (3,294.78)     (1,127,289)                     (1,127,289)
                                               ---------------   -------------   --------------  -------------
Partners' capital at March 31, 1998                141,896.63     $48,754,789         $948,062    $49,702,851
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                        351.77           351.77

Net profit (loss) per unit (see Note 1)                                 (8.18)           (8.18)
                                                                 -------------   --------------
Net asset value per unit
  March 31, 1998                                                      $343.59          $343.59

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1998      Jan 1, 1997
                                                  through          through
                                                Mar 31, 1998     Mar 31, 1997
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                              ($1,141,392)     $1,442,108
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            1,069,378          (3,661)
     Interest receivable                               19,108          (5,497)
     Prepaid general partner fee                     (510,087)       (415,554)
     Accrued liabilities                               74,137        (868,676)
     Redemptions payable                               51,066          68,159
     Selling and Offering Expenses Payable            (86,819)         62,023
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                          (524,610)        278,901

Cash flows from financing activities:
   Additional Units Sold                            2,799,500       3,371,200
   Selling and Offering Expenses                     (255,969)       (296,158)
   Partner redemptions                             (1,127,289)       (974,326)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           1,416,242       2,100,716
                                               ---------------   -------------
Net increase (decrease) in cash                       891,632       2,379,617

Cash at beginning of period                        47,936,067      40,648,882
                                               ---------------   -------------
Cash at end of period                             $48,827,699     $43,028,499
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                        IDS MANAGED FUTURES, L.P.

                      NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1998


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

The Units are currently offered pursuant to a Prospectus dated May 1, 1998. The minimum subscription size for the offering is $1,000 for investors not affiliated with AXP Advisors. During the quarter ending March 31, 1998 the Partnership sold 7,337.44 Units for $2,749,500. By March 31, 1998, a total of 69,850.49
Units representing a total investment of $23,203,309 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended March 31, 1998, selling commissions of $158,484 were paid to AXP Advisors by the new limited partners and all new investors paid organization and offering expenses totaling $82,485.

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

The Partnership shall be terminated on Dec. 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the General Partners to dissolve the Partnership as of a specific date; (2) withdrawal, removal, insolvency, bankruptcy, legal disability or dissolution of the General Partners of the Partnership; (3) bankruptcy or insolvency of the Partnership; (4) decrease in the net asset value to less than $500,000; (5)the Partnership is declared unlawful; or (6) the net asset value per Unit declines to less than $125 per Unit and the General Partners elect to withdraw from the Partnership.


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


Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the periods covered in these financial statements were made by John W. Henry & Company, Inc. ("JWH"), Sabre Fund Management Limited ("Sabre") and Welton Investment Corporation ("Welton"), the Partnership's Commodity Trading
Advisors ("CTAs").   See Note 1 for the specific periods of
trading for each CTA.

Under signed agreement for the periods presented prior to January 1, 1996, Sabre received a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership under their management and 18% of the Partnership's net trading profits, if any, in each quarter attributable to their trading. Effective January 1, 1996, the agreement with Sabre was changed to reduce the management fees paid to them to 1/8 of 1% of the month-end net assets. Effective February 1, 1997 the agreement with Sabre was changed to increase the management fees paid to
them to 1/4 of 1% of the month-end net assets.   The agreement
with Sabre, which expired on December 31, 1997, was not renewed.

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


No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $0 for the periods ended March 31, 1998 and March 31, 1997, respectively, and is included in operating expenses in the Statement of Operations.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over-the-counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.
As of March 31, 1998 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1998:


    COMMODITY GROUP             UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES              (5,027)

FOREIGN CURRENCIES                   776,094

STOCK INDICES                        735,274

ENERGIES                              11,480

METALS                                18,863

INTEREST RATE INSTRUMENTS           (151,414)


TOTAL                              1,385,270


The range of maturity dates of these exchange traded open contracts is April of 1998 to March of 1999. The average open trade equity for the period of January 1, 1998 to March 31, 1998 was $2,366,441.

The margin requirement at March 31, 1998 was $5,262,002. To meet this requirement, the Partnership had on deposit with the Clearing Broker $46,229,636 in segregated funds and $3,948,333 in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION


The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998, as part of its Annual Report on Form 10-K.


The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operation


             Fiscal Quarter ended March 31, 1998

The Partnership recorded a loss of $1,141,392 or $8.18 per Unit for the first quarter of 1998. This compares to gain of $1,442,108 or $11.59 per Unit for the first quarter of 1997.

During the first two months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month gains were recorded primarily due to gains in the currency and energy markets. Overall, the first quarter of fiscal 1998 ended negatively for the Partnership account managed by John W. Henry & Company, Inc. and positively for the Partnership account managed by Welton Investment Corporation.
At March 31, 1998, John W. Henry & Company, Inc. was managing 60.7% of the Partnership's assets and Welton Investment Corporation was managing 39.3% of the Partnership's assets.

In January, performance was negatively impacted by sharp reversals in Japanese financial markets and in gold. Investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar and gave support to the Nikkei; positions in both resulted in losses for the Partnership. Benign inflation news in Europe and the U.S. boosted bond markets in both regions, resulting in gains for the Partnership. These gains were offset by losses in stock indices and in gold prices. Positions in crude oil and coffee produced small gains for the Partnership. Overall, the Partnership recorded a loss of $1,426,301 or $10.15 per Unit in January.

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Partnership. Profitable positions in most European bonds failed to offset losses in other long- and short-term interest rates. Gains in sugar, corn and cotton offset losses in other agricultural commodities traded. The Partnership recorded a loss of $172,379 or $1.21 per Unit in February.

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit post-war lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. The market for crude oil generated a lot of excitement during the month, following the surprise announcement by OPEC and non-OPEC oil-producing nations of an agreement to cut production. Positions in energy markets were profitable overall. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean-derivative markets, positions in agricultural
commodities resulted in losses overall.   The Partnership
recorded a gain of $457,288 or $3.18 per Unit in March.

During the quarter, additional units sold consisted of 7,337.44 limited partnership units and 140.09 general partnership units. Additional units sold during the quarter represented a total of $2,799,500 before the reduction of selling commissions and organizational costs of $240,969. Investors redeemed a total of 3,294.77 Units during the quarter. At the end of the quarter there were 144,655.88 Units outstanding (including 2,759.25 Units owned by the General Partners).

Lori J. Larson resigned as President and Director of IDS Futures Corporation, one of the General Partners of the Partnership, on January 20, 1998. Peter L. Slattery, a Director of IDS Futures Corporation, replaced Ms. Larson as President effective the same date.

During the fiscal quarter ended March 31, 1998, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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




              Item 3. Quantitative and Qualitative Disclosures
                             About Market Risk
                              Not Applicable.




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

        a)      Exhibits

                None


        b)      Reports on Form 8-K


                The following Form 8-K was filed with the Securities and Exchange Commission on behalf of the Partnership during the fiscal quarter ended March 31, 1998:

                1) Form 8-K dated December 31, 1997, and filed on January 15, 1998, to report that, in accordance with the terms of the Advisory Contract between the Partnership and Sabre Fund
                        Management Limited, the General Partners elected not to renew the Advisory Contract and it expired on December 31, 1997.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                      IDS MANAGED FUTURES, L.P.


Date:   May 13, 1998          By:     CIS Investments, Inc.,
                                      One of its General Partners

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