Form 10-Q
period 1998-06-30
IDS MANAGED FUTURES L P
filed 1998-08-12
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


           Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                for the quarterly period ended June 30, 1998


                        Commission File Number 0-16515


                          IDS MANAGED FUTURES, L.P.
           (Exact name of registrant as specified in its charter)


             Delaware                              06-1189438
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification #)


         233 South Wacker Dr., Suite 2300, Chicago, IL      60606
        (Address of principal executive offices)          (ZipCode)

     Registrant's telephone number, including area code: (312) 460-4000

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

                                 Yes X    No __


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1998, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/98     To 6/30/98     Ended 12/31/97  Ended 6/30/97   To 6/30/97
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Jun 30, 1998     Dec 31, 1997
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 47,436,844      47,936,067
   Unrealized gain on open
     futures contracts                               (259,709)      2,454,648
                                               ---------------   -------------
                                                   47,177,135      50,390,715

Interest receivable                                   177,753         201,717
Prepaid G.P. fee                                      340,058               0
                                               ---------------   -------------
      Total assets                                $47,694,946     $50,592,432
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and       $170,536        $103,054
   Accrued management fee                             140,680         150,667
   Accrued incentive fee                                    0         184,102
   Accrued operating expenses                          48,214         114,033
   Redemptions payable                                555,717         490,756
   Selling and Offering Expenses Payable               51,192          86,819
                                               ---------------   -------------
      Total liabilities                               966,339       1,129,431

Partners' Capital:
   Limited partners ( 143,927.94 units             45,849,621      48,541,669
     outstanding at 6/30/98, 137,994.05
     units outstanding at 12/31/97) (see Note 1)
   General partners (2,759.25 units outstanding       878,986         921,332
    6/30/98 and 2,619.16 at 12/31/97) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      46,728,607      49,463,001
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $47,694,946     $50,592,432
                                               ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Apr 1, 1998      Jan 1, 1998     Apr 1, 1997     Jan 1, 1997
                                                   through          through         through         through
                                                Jun 30, 1998     Jun 30, 1998     Jun 30, 1997   Jun 30, 1997
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions        ($1,383,122)      ($651,555)     ($3,160,364)   ($1,142,159)
   Change in unrealized gain (loss)
     on open positions                             (1,644,979)     (2,714,357)       1,320,714      1,324,376
Interest income                                       536,103       1,082,735          481,996        953,233
Foreign currency transaction gain (loss)             (129,045)       (215,077)          78,094       (203,518)
                                               ---------------   -------------   --------------  -------------
      Total revenues                               (2,621,043)     (2,498,255)      (1,279,560)       931,932


EXPENSES

   Commissions paid to AXP Advisors and CIS           421,112         801,731          338,645        549,435
   Exchange fees                                       12,462          25,004            9,256         17,332
   Management fees                                    426,772         869,118          387,659        759,408
   Incentive fees                                           0         235,624                0         62,390
   General Partner fee to IDS Futures Corp. and       170,029         340,058          138,502        277,004
   Operating expenses                                 (17,118)          5,902           (6,591)       (28,714)
                                               ---------------   -------------   --------------  -------------
      Total expenses                                1,013,257       2,277,437          867,471      1,636,855
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                           ($3,634,300)    ($4,775,692)     ($2,147,031)     ($704,923)
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($25.03)        ($33.21)         ($16.31)        ($4.72)
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1998 through June 30, 1998

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1998               137,853.96     $48,541,669         $921,332    $49,463,001

Net profit (loss)                                                  (4,733,346)         (42,346)    (4,775,692)

Additional Units Sold                               13,312.47       4,871,400                0      4,871,400
(see Note 1)
Less Selling and Organizational Costs                                (428,830)               0       (428,830)

Redemptions (see Note 1)                            (7,238.49)     (2,401,272)                     (2,401,272)
                                               ---------------   -------------   --------------  -------------
Partners' capital at June 30, 1998                 143,927.94     $45,849,621         $878,986    $46,728,607
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                        351.77           351.77

Net profit (loss) per unit (see Note 1)                                (33.21)          (33.21)
                                                                 -------------   --------------
Net asset value per unit
  June 30, 1998                                                       $318.56          $318.56

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1998      Jan 1, 1997
                                                  through          through
                                                Jun 30, 1998     Jun 30, 1997
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                              ($4,775,692)      ($704,923)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            2,714,357      (1,324,376)
     Interest receivable                               23,964           2,032
     Prepaid general partner fee                     (340,058)       (277,052)
     Accrued liabilities                             (192,426)       (877,327)
     Redemptions payable                               64,961          86,809
     Selling and Offering Expenses Payable            (35,627)        (57,309)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                        (2,540,521)     (3,152,147)

Cash flows from financing activities:
   Additional Units Sold                            4,871,400       5,696,800
   Selling and Offering Expenses                     (428,830)       (495,222)
   Partner redemptions                             (2,401,272)     (1,619,246)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           2,041,298       3,582,332
                                               ---------------   -------------
Net increase (decrease) in cash                      (499,223)        430,185

Cash at beginning of period                        47,936,067      40,648,882
                                               ---------------   -------------
Cash at end of period                             $47,436,844     $41,079,067
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                           IDS MANAGED FUTURES, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1998



(1)  GENERAL INFORMATION AND SUMMARY


IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly
IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Sabre Fund Management Limited, until July 7, 1997. Effective
July 8, 1997 the General Partners added Welton Investment Corporation as an additional independent commodity trading advisor for the Partnership and the assets of the Partnership were reallocated among the three independent commodity trading advisors. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by John W. Henry & Company, Inc. and Welton Investment Corporation.

Units of limited partnership interest ("Units") were offered initially by AEFA commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995,
August 26, 1997 and May 1, 1998. The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. Investors purchase Units at the then current net asset value per Unit on the last business day of the month; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

The Units are currently offered pursuant to a Prospectus dated May 1, 1998. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. During the quarter ending June 30, 1998 the Partnership sold 5,975.01 Units for $2,121,900. By June 30, 1998, a total of 75,825.50 Units representing a total investment of $25,325,209 of limited partnership interest had been sold in the offering period commencing
June 26, 1995. During the quarter ended June 30, 1998, selling commissions of $124,204 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $63,657.

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

The Partnership shall be terminated on Dec. 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the General Partners to dissolve the Partnership as of a specific date; (2) withdrawal, removal, insolvency, bankruptcy, legal disability or dissolution of the General Partners of the Partnership;
(3)bankruptcy or insolvency of the Partnership; (4) decrease in the net asset value to less than $500,000; (5)the Partnership is declared unlawful; or
(6) the net asset value per Unit declines to less than $125 per Unit and the General Partners elect to withdraw from the Partnership.


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


Commissions


Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a round-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $35 per round turn contract to CIS which in turn reallocates
$20 per round turn contract to AEFA, an affiliate of IDS Futures.


Foreign Currency Transactions


Trading accounts in foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the quarter while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.


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

Effective February 1, 1997 Sabre received management fees of 1/4 of 1% of
the month-end net assets.   The agreement with Sabre, which expired on
December 31, 1997, was not renewed.

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


No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
(loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $0 for the periods ended June 30, 1998 and June 30, 1997, respectively.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade
over-the-counter contracts.   As defined by SFAS 105, futures positions are
classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of June 30, 1998 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1998:


         COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)


    AGRICULTURAL COMMODITIES                     42,132

       FOREIGN CURRENCIES                      (510,453)

         STOCK INDICES                         (446,806)

           ENERGIES                             (18,838)

            METALS                              (191,585)

   INTEREST RATE INSTRUMENTS                     865,841


             TOTAL                              (259,709)


The range of maturity dates of these exchange traded open contracts is July of 1998 to June of 1999. The average open trade equity for the period of January 1, 1998 to June 30, 1998 was $1,713,284.

The margin requirement at June 30, 1998 was $7,601,530. To meet this requirement, the Partnership had on deposit with the Clearing Broker $43,134,464 in segregated funds and $4,042,671 in secured funds.


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


Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operation

                   Fiscal Quarter ended June 30, 1998


The Partnership recorded a loss of $3,634,300 or $25.03 per Unit for the second quarter of 1998. This compares to a loss of $2,147,031 or $16.31 per Unit for the second quarter of 1997.

During the first and third months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies, interest rates and metals, while during the second month gains were recorded primarily due to gains in the currency, interest rate, metals and energy markets. Overall, the second quarter of fiscal 1998 ended negatively for the Partnership accounts managed by JWH and Welton. At June 30, 1998, JWH was managing 59.9% of the Partnership's assets and Welton was managing 40.1% of the Partnership's assets.

In April, positions in nearly all markets traded were unprofitable. Positions in the U.S. 30-year bond and Euro dollar markets resulted in losses for interest rate futures. Unprofitable positions in the German mark and Swiss franc offset gains in other currencies traded. Silver prices fell following reports that a major investment company had sold a third of its holdings. Losses in silver and copper offset profits in gold. Sugar prices fell to a five-year low on prospects of a large Brazilian crop. Positions in sugar resulted in profits as did positions in coffee, wheat, corn and soybean oil. The Partnership recorded a loss of $3,090,654 or $21.36 per Unit in April.

In May gains were recorded reflecting profitable positions in interest rates, metals, energies and currencies. The strongest gains overall came from positions in the Japanese yen, Japanese Government bond, silver and crude oil. Silver prices slumped as investors who bought on hopes of rising value lost patience and took profits. Crude oil prices were pressured by worries of oversupply in world markets. Gains were also recorded in positions in the Australian dollar as a nervous market dealt with rumors of further currency devaluations in Asia; the Australian currency fell to a 12-year low against the U.S. dollar. Positions in stock indices and agricultural commodities resulted in losses overall; but the Partnership recorded a gain of $1,172,425 or $8.02 per Unit in May.

In June losses were recorded due largely to unprofitable positions in global interest rates and metals. Unprofitable positions in the Japanese Government bond led losses in global interest rates as the yield rose from record lows following intervention to support the yen. A marginal gain in the Japanese yen failed to offset losses in the British pound and Swiss franc. Positions in gold and silver also resulted in losses as the prices of both metals remained coupled to movements in the Japanese yen. Gains were recorded in crude oil positions as inventories worldwide continued to exceed demand and prices fell. Profitable positions in cotton, sugar, coffee and corn offset losses in other agricultural markets. The Partnership recorded a loss of $1,716,071 or $11.69 per Unit in June.

During the quarter there were 5,975.01 additional Units sold; there were no Units sold to the General Partners. Additional Units sold during the quarter represented a total of $2,121,900 before the reduction of selling commissions and organizational costs of $187,861. Investors redeemed a total of 3,943.70 Units during the quarter. At the end of the quarter there were 146,687.19 Units outstanding (including 2,759.25 Units owned by the General Partners).

On June 1, 1998 the following changes became effective for CIS Investments, Inc., one of the General Partners of the Partnership: Hal T. Hansen resigned as President and Director due to upcoming retirement; L. Carlton Anderson resigned as Vice President and Director due to upcoming retirement;
Bernard W. Dan was elected President and Director; Barbara A. Pfendler was elected Director (she also holds the position of Vice President) and Ronald L. Davis was elected Vice President.

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

During the fiscal quarter ended June 30, 1998, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


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

During the quarter there were  6,636.42 additional Units sold, including
303.82 Units sold to the General Partners. Additional Units sold during the quarter represented a total of $2,325,600 before the reduction of selling commissions and organizational costs of $199,064. Investors redeemed a total of 2037.70 Units during the quarter. At the end of the quarter there were 135,351.77 Units outstanding (including 2,619.16 Units owned by the General Partners). During the fiscal quarter ended June 30, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


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

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit postwar lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. The market for crude oil generated a lot of excitement during the month, following the surprise announcement by OPEC and non-OPEC oil-producing nations of an agreement to cut production. Positions in energy markets were profitable overall. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean-derivative markets,
positions in agricultural commodities resulted in losses overall.   The
Partnership recorded a gain of $457,288 or $3.18 per Unit in March.

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

None.



                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                      IDS MANAGED FUTURES, L.P.


Date:   August 12, 1998               By: CIS Investments, Inc.,
                                          One of its General Partners


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