Form 10-Q
period 1998-09-30
IDS MANAGED FUTURES L P
filed 1998-11-13
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


           Quarterly report pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

              for the quarterly period ended September 30, 1998



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

                             Yes   X     No __


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1998, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/98     To 9/30/98     Ended 12/31/97  Ended 9/30/97   To 9/30/97
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                               Sep 30, 1998      Dec 31, 1997
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 48,076,327      47,936,067
   Unrealized gain on open
     futures contracts                             11,163,451       2,454,648
                                               ---------------   -------------
                                                   59,239,778      50,390,715

Interest receivable                                   181,687         201,717
Prepaid G.P. fee                                      170,029               0
                                               ---------------   -------------
      Total assets                                $59,591,494     $50,592,432
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and       $183,789        $103,054
   Accrued management fee                             178,265         150,667
   Accrued incentive fee                              640,635         184,102
   Accrued operating expenses                         131,640         114,033
   Redemptions payable                                386,169         490,756
   Selling and Offering Expenses Payable               58,317          86,819
                                               ---------------   -------------
      Total liabilities                             1,578,815       1,129,431

Partners' Capital:
   Limited partners ( 145,841.59 units             56,887,658      48,541,669
     outstanding at 9/30/98, 137,994.05
     units outstanding at 12/31/97) (see Note 1)
   General partners (2,884.19 units outstanding     1,125,021         921,332
    9/30/98 and 2,619.16 at 12/31/97) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      58,012,680      49,463,001
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $59,591,494     $50,592,432
                                               ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Jul 1, 1998      Jan 1, 1998     Jul 1, 1997     Jan 1, 1997
                                                   through          through         through         through
                                                Sep 30, 1998     Sep 30, 1998     Sep 30, 1997   Sep 30, 1997
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $386,090       ($265,465)      $3,759,900     $2,617,741
   Change in unrealized gain (loss)
     on open positions                             11,423,161       8,708,803          401,130      1,725,506
Interest income                                       541,615       1,624,350          528,568      1,481,801
Foreign currency transaction gain (loss)               31,907        (183,170)        (108,780)      (312,298)
                                               ---------------   -------------   --------------  -------------
      Total revenues                               12,382,773       9,884,518        4,580,818      5,512,750


EXPENSES

   Commissions paid to AXP Advisors and CIS           417,231       1,218,962          298,608        848,043
   Exchange fees                                       13,894          38,898           12,506         29,838
   Management fees                                    476,093       1,345,212          417,364      1,176,773
   Incentive fees                                     640,635         876,259          149,617        212,007
   General Partner fee to IDS Futures Corp. and       170,029         510,087          138,526        415,530
   Operating expenses                                 101,461         107,363           90,328         61,613
                                               ---------------   -------------   --------------  -------------
      Total expenses                                1,819,343       4,096,780        1,106,949      2,743,804
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                           $10,563,430      $5,787,738       $3,473,870     $2,768,946
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $71.50          $38.29           $25.61         $20.89
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1998 through September 30, 1998

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1998               137,853.96     $48,541,669         $921,332    $49,463,001

Net profit (loss)                                                   5,632,548          155,189      5,787,737

Additional Units Sold                               19,732.19       7,330,900           50,000      7,380,900
(see Note 1)
Less Selling and Organizational Costs                                (644,463)          (1,500)      (645,963)

Redemptions (see Note 1)                           (11,744.57)     (3,972,996)                     (3,972,996)
                                               ---------------   -------------   --------------  -------------
Partners' capital at September 30, 1998            145,841.59     $56,887,658       $1,125,021    $58,012,680
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                        351.77           351.77

Net profit (loss) per unit (see Note 1)                                 38.29            38.29
                                                                 -------------   --------------
Net asset value per unit
  September 30, 1998                                                  $390.06          $390.06

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1998      Jan 1, 1997
                                                  through          through
                                                Sep 30, 1998     Sep 30, 1997
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                               $5,787,738      $2,768,946
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (8,708,803)     (1,725,506)
     Interest receivable                               20,030         (15,789)
     Prepaid general partner fee                     (170,029)       (138,526)
     Accrued liabilities                              582,473        (697,226)
     Redemptions payable                             (104,587)        212,919
     Selling and Offering Expenses Payable            (28,502)        (57,309)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                        (2,621,681)        347,509

Cash flows from financing activities:
   Additional Units Sold                            7,380,900       5,696,800
   Selling and Offering Expenses                     (645,963)       (495,222)
   Partner redemptions                             (3,972,996)     (2,655,009)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                           2,761,941       2,546,569
                                               ---------------   -------------
Net increase (decrease) in cash                       140,261       2,894,078

Cash at beginning of period                        47,936,067      40,648,882
                                               ---------------   -------------
Cash at end of period                             $48,076,328     $43,542,960
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                        IDS MANAGED FUTURES, L.P.

                      NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998


(1)  GENERAL INFORMATION AND SUMMARY

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent.
Trading decisions for the Partnership were made by two independent commodity trading advisors, John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"), until July 7, 1997. Effective July 8, 1997 the General Partners added Welton Investment Corporation ("Welton") as an additional independent commodity trading advisor for the Partnership and the assets of the Partnership were reallocated among the three independent commodity trading advisors. The General Partners elected not to renew the Advisory Contract of Sabre Fund Management Limited and it expired on
December 31, 1997. Effective January 1,1998, all of the assets of the Partnership are managed by JWH and Welton.

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

The Units are currently offered pursuant to a Prospectus dated May 1, 1998. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. During the quarter ending September 30, 1998 the Partnership sold 6,544.64 Units for $2,509,500. By September 30, 1998, a total of 82,370.14 Units representing a total investment of $27,834,709 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended September 30, 1998, selling commissions of $141,848 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $75,285. The Offering Expense charged pursuant to the registration statement effective June 26, 1995 was reduced to 3% from the 6% which had been charged in the previous two offerings.

No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her Units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per Unit on ten days written notice to the General Partners. There are no additional charges to the investors at redemption. The General Partners may declare additional redemption dates upon notice to the Limited Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Reinstated and Amended Limited Partnership Agreement contains a full description of redemption and distribution procedures.

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


Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the periods covered in these financial statements were made by JWH, Sabre and Welton, the
Partnership's Commodity Trading Advisors ("CTAs").   See Note 1 for the
specific periods of trading for each CTA.

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


No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
(loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $87,813 and $41,691 for the periods ended September 30, 1998 and September 30, 1997, respectively.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade
over-the-counter contracts.   As defined by SFAS 105, futures positions are
classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could loseall of its assets and the partners would realize a 100% loss.As of September 30, 1998 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1998:


   COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES		    (41,703)

FOREIGN CURRENCIES                          2,493,252

STOCK INDICES                                436,390

ENERGIES                                     (34,040)

METALS                                        41,030

INTEREST RATE INSTRUMENTS                    8,268,522


TOTAL                                        11,163,451



The range of maturity dates of these exchange traded open contracts is October of 1998 to September of 1999. The average open trade equity for the period of January 1, 1998 to September 30, 1998 was $3,276,743.

The margin requirement at September 30, 1998 was $7,279,435. To meet this requirement, the Partnership had on deposit with the Clearing Broker $52,108,804 in segregated funds and $7,308,258 in secured funds.


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


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


           Fiscal Quarter ended September 30, 1998

The Partnership recorded a gain of $10,563,430 or $71.50 per Unit for the third quarter of 1998. This compares to a gain of $3,473,870 or $25.61 per Unit for the third quarter of 1997.

The Partnership suffered losses during the first month of the quarter largely as a result of losses in interest rates and stock indices. During the second and third months of the quarter, the Partnership experienced solid gains in interest rates and smaller gains in currencies and stock indices. Overall, the third quarter of fiscal 1998 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. and Welton Investment Corporation. At September 30, 1998, John W. Henry & Company, Inc. was managing 64.9% of the Partnership's assets and Welton Investment Corporation was managing 35.1% of the Partnership's assets.

In July, the Partnership incurred small losses as unprofitable positions in interest rates, stock indices and agricultural commodities offset moderate gains in gold and crude oil. The price of gold declined at month end along with the Japanese yen's fall in world markets; gold and the Japanese yen have moved in lockstep since early June, reflecting the diminishing demand for gold as the region's economies retract. Crude oil prices fell at month end following an earlier rise, as reports indicated a build-up in U.S. inventory. Gains in long-term European bond markets failed to offset losses in other long-term interest rates traded. Corn prices plunged on favorable weather conditions for crops; profitable positions in corn and smaller gains in wheat, soybean oil and live cattle did not offset losses in other markets traded.
The Partnership recorded a loss of $454,749 or $3.10 per Unit in July.

In August the Partnership posted solid gains, led by profitable positions in global interest rates. Leading gains in the bond market were positions in German and U.S. bonds, which benefited from investors' flight to quality during the month, and the Japanese Government bond, where the yield on the benchmark 10-year bond dropped to 1.105%, a historic low. The U.S. dollar made little progress against the Japanese yen as Japanese officials renewed their threats of intervention in the currency markets. The world's supply of crude oil skyrocketed in August, up 11% from a year earlier, holding prices down. The price of crude oil has been halved from its 1997 high of $26.62 per barrel; positions in this key energy market resulted in gains.The Partnership recorded a gain of $5,911,711 or $40.13 per Unit in August.

In September, the Partnership recorded gains as profitable positions in interest rates and smaller gains in currencies and stock indices offset
losses in metals, energy and agricultural commodities.   Except for
Australian bonds, which reflected the uncertainty of an upcoming election in that country, positions in all interest rates traded were profitable. Gains were strongest in German, U.S. and Japanese government bonds; in all three markets, yields declined to historic levels. Profitable positions in the German mark and Swiss franc and smaller gains in the British pound offset losses in other currencies traded. Positions in gold and silver resulted in losses as prices of both metals rose. Sugar plummeted to an 11-year low during the month on reduced demand and expectations of record crops in Brazil; gains in sugar and cocoa failed to offset losses in other agricultural commodities traded, but the Partnership recorded a gain of $5,106,468 or $34.47 per Unit in September.

During the quarter there were 6,544.64 additional Units sold, including
124.94 Units sold to the General Partners. Additional Units sold during the quarter represented a total of $2,509,500 before the reduction of selling commissions and organizational costs of $217,133. Investors redeemed a total of 4,506.06 Units during the quarter. At the end of the quarter there were 148,725.78 Units outstanding (including 2,884.19 Units owned by the General Partners).

During the fiscal quarter ended September 30, 1998, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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


Year 2000 Issue


The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on the General Partners to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to the General Partners, then it may impact the Partnership. However, the Year 2000 issue is not material for the General Partners since the administration software has recently been replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


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

During the first two months of the quarter the Partnership experienced losses primarily as a result of losses in precious metals and foreign exchange. The third month experienced gains due to profitable positions in metals, interest rates and stock indices. Overall, the second quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by JWH and only slightly positive for Sabre. At June 30, 1997, JWH was managing 61.8% of the Partnership's assets and Sabre was managing 38.2% of the Partnership's assets.

In April, yields on the U.S. Treasury 30-year bond soared to a nine-month high, only to fall by month end resulting in losses in interest rates. The U.S. dollar continued its rise in the weeks leading up to the meeting of the G-7 finance ministers, reaching new highs against the Japanese yen and the German mark. Gains were realized in coffee as prices soared amid increasing concerns about adequate supply. In precious metals, both gold and silver prices declined as investors' concerns over U.S.inflation subsided. However, the Partnership recorded a loss of $876,680.83 or $6.70 per Unit in April.

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

During the first two months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month gains were recorded primarily due to gains in the currency and energy markets. Overall, the first quarter of fiscal 1998 ended negatively for the Partnership account managed by JWH and positively for the Partnership account managed by Welton. At March 31, 1998, JWH was managing 60.7% of the Partnership's assets and Welton was managing 39.3% of the Partnership's assets.

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

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit postwar lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. The market for crude oil generated a lot of excitement during the month, following the surprise announcement by OPEC and non-OPEC oil-producing nations of an agreement to cut production. Positions in energy markets were profitable overall. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during themonth. Except for small gains in soybeans and soybean-derivative markets, positions in agricultural commodities resulted in losses overall. The Partnership recorded a gain of $457,288 or $3.18 per Unit in March.

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

During the first two months of the quarter, the Partnership experienced gains primarily as a result of profits in foreign exchange rates, while during the third month losses were recorded due in part to the direction of U.S interest rates. Overall, the first quarter of fiscal 1997 ended positively for the Partnership's accounts managed by JWH and Sabre. At March 31, 1997, JWH was managing 65% of the Partnership's assets and Sabre was managing 35% of the Partnership's assets.

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


                                        IDS MANAGED FUTURES, L.P.

Date:   November 12, 1998               By:     CIS Investments, Inc.,

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