Form 10-Q
period 1999-03-31
IDS MANAGED FUTURES L P
filed 1999-05-13
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-Q


           Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


             for the quarterly period ended March 31, 1999

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

                          Yes   X     No __


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1999 and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 3/31/99     To 3/31/99     Ended 12/31/98  Ended 3/31/98   To 3/31/98
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                               Mar 31, 1999      Dec 31, 1998
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                 $746,300              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 50,752,793      52,649,782
   Unrealized gain on open
     futures contracts                                929,807       5,740,766
                                               ---------------   -------------
                                                   52,428,900      58,390,548

Interest receivable                                   207,669         179,775
Prepaid G.P. fee                                      595,477               0
                                               ---------------   -------------
      Total assets                                $53,232,045     $58,570,323
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $70,545        $131,631
   Accrued management fee                             159,347         173,726
   Accrued incentive fee                                    0               0
   Accrued operating expenses                         130,231         125,906
   Redemptions payable                                550,095         308,694
   Selling and Offering Expenses Payable               64,783          87,188
                                               ---------------   -------------
      Total liabilities                               975,001         827,145

Partners' Capital:
   Limited partners ( 147,841.29 units             51,257,085      56,642,072
     outstanding at 3/31/99, 148,334.99
     units outstanding at 12/31/98) (see Note 1)
   General partners (2,884.19 units outstanding       999,959       1,101,106
    3/31/99 and 12/31/98) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      52,257,044      57,743,178
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $53,232,045     $58,570,323
                                               ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED
                                               q                 y
                                                 Jan 1, 1999      Jan 1, 1999     Jan 1, 1998     Jan 1, 1998
                                                   through          through         through         through
                                                Mar 31, 1999     Mar 31, 1999     Mar 31, 1998   Mar 31, 1998
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $237,177        $237,177         $731,566       $731,566
   Change in unrealized gain (loss)
     on open positions                             (4,899,126)     (4,899,126)      (1,069,378)    (1,069,378)
Interest income                                       538,695         538,695          546,632        546,632
Foreign currency transaction gain (loss)             (147,835)       (147,835)         (86,032)       (86,032)
                                               ---------------   -------------   --------------  -------------
      Total revenues                               (4,271,089)     (4,271,089)         122,789        122,789


EXPENSES

   Commissions paid to AXP Advisors and CIS           306,463         306,463          380,620        380,620
   Exchange fees                                       15,607          15,607           12,542         12,542
   Management fees                                    494,564         494,564          442,346        442,346
   Incentive fees                                           0               0          235,624        235,624
   General Partner fee to IDS Futures Corp. and       198,492         198,492          170,029        170,029
   Operating expenses                                  13,500          13,500           23,020         23,020
                                               ---------------   -------------   --------------  -------------
      Total expenses                                1,028,626       1,028,626        1,264,180      1,264,180
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                           ($5,299,715)    ($5,299,715)     ($1,141,392)   ($1,141,392)
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($35.15)        ($35.15)          ($8.18)        ($8.18)
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1999 through March 31, 1999

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1999               148,334.99     $56,642,072       $1,101,106    $57,743,178

Net profit (loss)                                                  (5,198,568)        (101,147)    (5,299,715)

Additional Units Sold                                4,855.95       1,904,300                0      1,904,300
(see Note 1)
Less Selling and Organizational Costs                                (168,803)               0       (168,803)

Redemptions (see Note 1)                            (5,349.65)     (1,921,916)                     (1,921,916)
                                               ---------------   -------------   --------------  -------------
Partners' capital at March 31, 1999                147,841.29     $51,257,085         $999,959    $52,257,044
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1999 (see Note 1)                                        381.85           381.85

Net profit (loss) per unit (see Note 1)                                (35.15)          (35.15)
                                                                 -------------   --------------
Net asset value per unit
  March 31, 1999                                                      $346.70          $346.70

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1999      Jan 1, 1998
                                                  through          through
                                                Mar 31, 1999     Mar 31, 1999
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                              ($5,299,715)    ($1,141,392)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            4,810,960       1,069,378
     Interest receivable                              (27,894)         19,108
     Prepaid general partner fee                     (595,477)       (510,087)
     Accrued liabilities                              (71,139)         74,137
     Redemptions payable                              241,401          51,066
     Selling and Offering Expenses Payable            (22,405)        (86,819)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                          (964,269)       (524,610)

Cash flows from financing activities:
   Additional Units Sold                            1,904,300       2,799,500
   Selling and Offering Expenses                     (168,803)       (255,969)
   Partner redemptions                             (1,921,916)     (1,127,289)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                            (186,419)      1,416,242
                                               ---------------   -------------
Net increase (decrease) in cash                    (1,150,688)        891,632

Cash at beginning of period                       $52,649,782      47,936,067
                                               ---------------   -------------
Cash at end of period                             $51,499,094     $48,827,699
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)




                        IDS MANAGED FUTURES, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999


(1)  GENERAL INFORMATION AND SUMMARY

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership during the period of these financials were made by two independent commodity trading advisors, John W. Henry & Company, Inc. ("JWH") and Welton Investment Corporation ("Welton").

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

The Units are currently offered pursuant to a Prospectus dated April 30, 1999. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. By March 31, 1999, a total of 92,064.21 Units representing a total investment of $31,517,606 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended March 31, 1999, selling commissions of $111,674 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $57,129.

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

Statements of Cash Flows

For purposes of the statements of cash flows, cash represents cash on deposit with the escrow agent and on deposit with the Clearing Broker in commodity futures trading accounts.

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

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners'
administrative fees are paid annually and amortized monthly.
Trading decisions for the periods covered in these financial statements were made by JWH and Welton, the Partnership's
Commodity Trading Advisors ("CTAs").   See Note 1 for the
specific periods of trading for each CTA.

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

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $0 for the periods ended March 31, 1999 and March 31, 1998, respectively.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership
does not trade over-the-counter contracts.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss.
As of March 31, 1999 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1999:


   COMMODITY GROUP                 UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES		    51,559

FOREIGN CURRENCIES                         419,262

STOCK INDICES                              459,353

ENERGIES                                    12,070

METALS                                    (191,270)

INTEREST RATE INSTRUMENTS                  178,833

    TOTAL                                  929,807


The range of maturity dates of these exchange traded open contracts is April of 1999 to March 2000. The average open trade equity for the period of January 1, 1999 to March 31, 1999 was $3,380,020.

The margin requirement at March 31, 1999 was $6,078,960. To meet this requirement, the Partnership had on deposit with the Clearing Broker $49,232,622 in segregated funds and $2,456,321 in secured funds.


(6)	FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


             Fiscal Quarter ended March 31, 1999

The Partnership recorded a loss of $5,299,715 or $35.15 per Unit for the first quarter of 1999. This compares to a loss of $1,141,392 or $8.18 per Unit for the first quarter of 1998.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector as well as Japanese interest rates. The Partnership posted a small loss for the second month of the quarter resulting primarily from trading in interest rates. During the third month of the quarter concerns about the military conflict in Kosovo mounted. As a result the global markets experienced increased volatility, namely in precious metals and interest rates, and the Partnership posted a small loss. Overall, the first quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH and Welton. At March 31, 1999, JWH was managing 66% of the Partnership's assets and Welton was managing 34% of the Partnership's assets.

Currencies were the most volatile sector for the month of January; namely short positions in the British pound and long positions in the Japanese yen. The anxiously awaited Euro began trading and started out the year on a positive note as short positions rendered small profits for the Partnership. The only profitable interest rate market was in Germany where the Partnership maintained a long German bund position, thereby taking advantage of falling German rates. Short positions in the Japanese government bond and Australian bond positions created losses for the Partnership. Coffee prices vacillated; rising in December and falling in January. The Partnership posted losses from long coffee positions. Long sugar positions were also unprofitable. The Nikkei stock index provided the majority of the loss in the stock indices, as short positions were unprofitable. Crude oil prices showed no direction during the month. Short positions were retained during January and resulted in a small loss for the Partnership. All in all, the Partnership posted a loss of $2,423,515 or $16.03 per Unit in January.

In February, agricultural prices declined steadily throughout the month as the Partnership was positioned to profit from short positions coffee, corn, wheat, and soybeans. Energy prices eroded allowing short positions in crude and heating oil to
provide profits.   Long silver positions in the precious metals
sector were profitable and the Nikkei stock index provided gains amidst a falling and then rising market. Currency trading rendered gains from short positions in the Euro, British pound and Swiss franc as each currency declined against the U.S. dollar. These gains were able to cover losses in the Australian dollar and Japanese yen. Interest rates were the only unprofitable sector for the Partnership. On the plus side, the Partnership was able to take advantage of rising interest rates in the U.S. 10-year notes and 30-year bonds. However, long Japanese government bond and German bund positions recorded more significant losses. Overall, the Partnership posted a loss of $356,905 or $2.36 per Unit in February.

In March, silver and gold positions were extremely volatile as the Partnership recorded losses from long silver positions and short gold positions. Short bond positions in Australia and in the United Kingdom were unprofitable as interest rates in both began to rise. However, long Japanese government bond positions were the largest loser in this sector as bond prices plummeted. The price decline in the agricultural complex, which provided profit opportunities during February from short positions, saw a reversal in March as sustained short corn and coffee positions gave back profits. Currencies were the most favorable sector for the Partnership. A flight to quality in the U.S. dollar has provided opportunities for the Partnership to profit from long U.S. dollar positions versus the Euro and Swiss franc. The conflict in Kosovo has exacerbated the crisis-related selling of the Euro and the flow of money into the U.S. dollar. The Nikkei stock index moved sharply higher during March and the Partnership profited from long positions. Long positions in the Australian All-Ordinaries index were also profitable. A sharp rise in energy prices gave way to profits from long positions in crude oil. Rumors of gasoline shortages as well as the decision of world oil producers to cut oil production pushed crude prices higher throughout the month. Overall, the Partnership posted a loss of $2,519,295 or $16.76 per Unit in March.

During the quarter there were 4,855.95 additional Units sold to the Limited Partners (there were no Units sold to the General Partners). Additional Units sold during the quarter represented a total of $1,904,300 before the reduction of selling commissions and organizational costs of $168,803. Investors redeemed a total of 5,349.65 Units during the quarter. At the end of the quarter there were 150,725.48 Units outstanding (including 2,884.19 Units owned by the General Partners).

During the fiscal quarter ended March 31, 1999, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and is participating again with the FIA in "street wide" testing during the second quarter of 1999.

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
                About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market
Risk" was made in the Form 10K of the Partnership dated December
31, 1998.


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


                                 IDS MANAGED FUTURES, L.P.

Date:   May 13, 1999             By:     CIS Investments, Inc.,
                                         One of its General Partners



                                 By: /s/ Richard A. Driver
                                         Richard A. Driver
                                         Treasurer

                                        (Duly authorized officer of
                                         the General Partner and the
                                         Principal Financial Officer
                                         of the General Partner)