Form 10-Q
period 1999-06-30
IDS MANAGED FUTURES L P
filed 1999-08-12
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q


            Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

              for the quarterly period ended June 30, 1999


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


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/99     To 6/30/99     Ended 12/31/98  Ended 6/30/98   To 6/30/98
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

Statement of
Cash Flows                                                             X                                             X

Notes to Financial
Statements                                            X


           IDS MANAGED FUTURES, L.P.
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                               Jun 30, 1999      Dec 31, 1998
                                               ---------------   -------------
ASSETS
Cash at Escrow Agent                                       $0              $0
Equity in commodity futures
   trading accounts:
   Account balance                                 53,420,519      52,649,782
   Unrealized gain on open
     futures contracts                              4,090,465       5,740,766
                                               ---------------   -------------
                                                   57,510,984      58,390,548

Interest receivable                                   186,823         179,775
Prepaid G.P. fee                                      396,984               0
                                               ---------------   -------------
      Total assets                                $58,094,791     $58,570,323
                                               ===============   =============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and        $95,370        $131,631
   Accrued management fee                             176,566         173,726
   Accrued incentive fee                              107,651               0
   Accrued operating expenses                          88,350         125,906
   Redemptions payable                              1,140,717         308,694
   Selling and Offering Expenses Payable               39,219          87,188
                                               ---------------   -------------
      Total liabilities                             1,647,873         827,145

Partners' Capital:
   Limited partners ( 146,045.35 units             55,353,759      56,642,072
     outstanding at 6/30/99, 148,334.99
     units outstanding at 12/31/98) (see Note 1)
   General partners (2,884.19 units outstanding     1,093,159       1,101,106
    6/30/99 and 12/31/98) (see Note 1)
                                               ---------------   -------------
      Total partners' capital                      56,446,918      57,743,178
                                               ---------------   -------------
      Total liabilities and
        partners' capital                         $58,094,791     $58,570,323
                                               ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)




           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Apr 1, 1999      Jan 1, 1999     Apr 1, 1998     Jan 1, 1998
                                                   through          through         through         through
                                                Jun 30, 1999     Jun 30, 1999     Jun 30, 1998   Jun 30, 1998
                                               ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         $2,507,422      $2,656,432      ($1,383,122)     ($651,555)
   Change in unrealized gain (loss)
     on open positions                              3,160,658      (1,650,301)      (1,644,979)    (2,714,357)
Interest income                                       524,972       1,063,667          536,103      1,082,735
Foreign currency transaction gain (loss)              (19,826)       (167,661)        (129,045)      (215,077)
                                               ---------------   -------------   --------------  -------------
      Total revenues                                6,173,226       1,902,137       (2,621,043)    (2,498,254)


EXPENSES

   Commissions paid to AXP Advisors and CIS           448,343         754,806          421,112        801,731
   Exchange fees                                       24,015          39,622           12,462         25,004
   Management fees                                    506,045       1,000,609          426,772        869,118
   Incentive fees                                     107,651         107,651                0        235,624
   General Partner fee to IDS Futures Corp. and       198,492         396,984          170,029        340,058
   Operating expenses                                  14,274          27,774          (17,118)         5,902
                                               ---------------   -------------   --------------  -------------
      Total expenses                                1,298,820       2,327,446        1,013,257      2,277,437
                                               ---------------   -------------   --------------  -------------
      Net profit (loss)                            $4,874,406       ($425,309)     ($3,634,300)   ($4,775,691)
                                               ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $32.32          ($2.83)         ($25.03)       ($33.21)
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



           IDS MANAGED FUTURES, L.P.
  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1999 through June 30, 1999

                   UNAUDITED

                                                                      Limited          General
                                                       Units*        Partners         Partners          Total
                                               ---------------   -------------   --------------  -------------
Partners' capital at January 1, 1999               148,334.99     $56,642,072       $1,101,106    $57,743,178

Net profit (loss)                                                    (417,362)          (7,947)      (425,309)

Additional Units Sold                                9,638.46       3,798,000                0      3,798,000
(see Note 1)
Less Selling and Organizational Costs                                (336,176)               0       (336,176)

Redemptions (see Note 1)                           (11,928.10)     (4,332,774)                     (4,332,774)
                                               ---------------   -------------   --------------  -------------
Partners' capital at June 30, 1999                 146,045.35     $55,353,759       $1,093,159    $56,446,918
                                               ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1999 (see Note 1)                                        381.85           381.85

Net profit (loss) per unit (see Note 1)                                 (2.83)           (2.83)
                                                                 -------------   --------------
Net asset value per unit
  June 30, 1999                                                       $379.02          $379.02

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)



           IDS MANAGED FUTURES, L.P.
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                 Jan 1, 1999      Jan 1, 1998
                                                  through          through
                                                Jun 30, 1999     Jun 30, 1998
                                               ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                ($425,309)    ($4,775,692)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                            1,650,301       2,714,357
     Interest receivable                               (7,048)         23,964
     Prepaid general partner fee                     (396,984)       (340,058)
     Accrued liabilities                               36,674        (192,426)
     Redemptions payable                              832,023          64,961
     Selling and Offering Expenses Payable            (47,969)        (35,627)
                                               ---------------   -------------
     Net cash provided by (used in)
       operating activities                         1,641,688      (2,540,521)

Cash flows from financing activities:
   Additional Units Sold                            3,798,000       4,871,400
   Selling and Offering Expenses                     (336,176)       (428,830)
   Partner redemptions                             (4,332,774)     (2,401,272)
                                               ---------------   -------------
   Net cash provided by (used in)
     financing activities                            (870,950)      2,041,298
                                               ---------------   -------------
Net increase (decrease) in cash                       770,737        (499,223)

Cash at beginning of period                       $52,649,782      47,936,067
                                               ---------------   -------------
Cash at end of period                             $53,420,519     $47,436,844
                                               ===============   =============

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)








                          IDS MANAGED FUTURES, L.P.

                       NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999


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

The Units are currently offered pursuant to a Prospectus dated April 30, 1999. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. By June 30, 1999, a total of 96,846.72 Units representing a total investment of $33,411,306 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended June 30, 1999, selling commissions of $110,562 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $56,811. The Offering Expense charged pursuant to the registration statement effective June 26, 1995 was reduced to 3% from the 6% which had been charged in the previous two offerings. No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her Units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per Unit on ten days written notice to the General Partners. There are no additional charges to the investors at redemption. The General Partners may declare additional redemption dates upon notice to the Limited Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Restated and Amended Limited Partnership Agreement contains a full description of redemption and distribution procedures.

The Partnership shall be terminated on Dec. 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the General Partners to dissolve the Partnership as of a specific date; (2) withdrawal, removal, insolvency, bankruptcy, legal disability or dissolution of the General Partners of the Partnership; (3) bankruptcy or insolvency of the Partnership; (4) decrease in the net asset value to less than $500,000;(5) the Partnership is declared unlawful; or (6) the net asset value per Unit declines to less than $125 per Unit and the General Partners elect to withdraw from the Partnership.


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

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $0 for the periods ended June 30, 1999 and June 30, 1998, respectively.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter
contracts.   As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of June 30, 1999 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 1999:


COMMODITY GROUP                 		UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES				$  45,835

FOREIGN CURRENCIES                                        345,716

STOCK INDICES                                             524,127

ENERGIES                                                  120,880

METALS                                                    347,913

INTEREST RATE INSTRUMENTS                               2,705,994
                                                        ____________

TOTAL                                                  $4,090,465


The range of maturity dates of these exchange traded open contracts is July of 1999 to June 2000. The average open trade equity for the period of January 1, 1999 to June 30, 1999 was $3,431,002.

The margin requirement at June 30, 1999 was $8,965,681. To meet this requirement, the Partnership had on deposit with the Clearing Broker $53,150,734 in segregated funds and $4,360,250 in secured funds.


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




         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


                    Fiscal Quarter ended June 30, 1999

The Partnership recorded a gain of $4,874,406 or $32.32 per Unit for the second quarter of 1999. This compares to a loss of $3,634,300 or $25.03 per Unit for the second quarter of 1998.

In the first month of the quarter the Partnership posted a gain resulting primarily from an appreciating Japanese stock market, rising crude oil prices, falling commodity prices and continued appreciation of the U.S. Dollar versus the Euro and Swiss Franc. The Partnership posted a gain during the second month of the quarter resulting primarily from the declining price of gold and the continued decline of the Euro currency. During the third month of the quarter, the partnership posted a gain as it continued to benefit from the freefall in gold prices and the declining Euro currency. Overall, the second quarter of fiscal 1999 ended positively for the Partnership accounts managed by both JWH and Welton. At June 30, 1999, JWH was managing 68.7% of the Partnership's assets and Welton was managing 31.3% of the Partnership's assets.

In April, currencies were the most favorable sector for the Partnership. The continued flight to quality to the U.S. dollar provided opportunities for the Partnership to profit from long U.S. dollar positions versus the Euro and Swiss franc. As the conflict in Kosovo persisted, the flow of money into the U.S.
dollar continued.   Trading in the Japanese yen and Australian dollar was also profitable. Confidence in the Japanese stock market restored performance in the Nikkei 225 as the index was up approximately 20% year to date. A long position in the Nikkei helped the Partnership generate profits as did long positions in the S&P 500 Index and Hang Seng Index.

During April, the unprofitable trading sectors were mainly interest rates and precious metals. As Europe cut interest rates mid-month, the Fund's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United Kingdom decided to sell off over 50% of its gold reserves putting severe pressure on the price of gold. All in all, the partnership posted a gain of $742,505 or $4.93 per Unit in April.

In May, gold fell below $270 per ounce, a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the US, coupled with the inflation fears caused the continuation of the decline in the US 10 year and 30 year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period. In addition, the Partnership held long positions in the Japanese government bond which were profitable.

For the third consecutive month, currencies continued to provide gains for the Partnership. Profit opportunities came from long US dollar positions versus the Euro and Swiss franc. During May, we saw the Euro fall to its lowest level versus the US dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $1,365,404 or $9.05 per Unit in May.

In June, the rumor of the Fed raising interest rates in the US became a reality. The Partnership's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999.
Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Partnership for the fourth consecutive month. Once again, the profit opportunities came from long US dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, now also seemed to be attributable to investors losing confidence in the Euro.

During June, the Partnership continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index have been profitable for the Partnership for the entire year, as the percentage gain in this index for 1999 is 26.64%. Short positions in the agricultural complex, especially in coffee, caused losses as the prices of these commodities rebounded. Additionally, continued long positions in crude oil were favorable as oil prices gained nearly 80% in 1999. Overall, the Partnership posted a gain of $2,766,497 or $18.34 per Unit in June.

During the quarter there were 4,782.51 additional Units sold to the Limited Partners (there were no Units sold to the General Partners). Additional Units sold during the quarter represented a total of $1,726,327 before the reduction of selling commissions and organizational costs of $110,562. Investors redeemed a total of 6,578.46 Units during the quarter. At the end of the quarter there were 148,929.54 Units outstanding (including 2,884.19 Units owned by the General Partners).

During the fiscal quarter ended June 30, 1999, IDS Futures elected Patricia L. Moren to replace former vice-president John M. Knight and CISI experienced the following officer changes: Shaun D. O'Brien replaced former Vice President & Treasurer Richard A. Driver; James Clemens replaced Henry W. Gjersdal as Assistant Secretary; Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

During the fiscal quarter ended June 30, 1999, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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



Year 2000 Issue

CIS surveyed its major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are currently underway. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

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

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Partnership. Profitable positions in most European bonds failed to offset losses in other long and short-term interest rates. Gains in sugar, corn and cotton offset losses in other agricultural commodities traded. The Partnership recorded a loss of $172,379 or $1.21 per Unit in February.

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit postwar lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. The market for crude oil generated a lot of excitement during the month, following the surprise announcement by OPEC and non-OPEC oil-producing nations of an agreement to cut production. Positions in energy markets were profitable overall. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean -derivative markets, positions in agricultural commodities resulted in losses
overall.   The Partnership recorded a gain of $457,288 or $3.18 per Unit in
March.

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


                                  		IDS MANAGED FUTURES, L.P.



Date:   August 11, 1999      		By:	CIS Investments, Inc.,
                                                One of its General Partners


                                  	By:	/s/ Shaun D. O'Brien
                                                Shaun D. O'Brien
                                                Treasurer & Vice President


                                              (Duly authorized officer of the
                                              General Partner and the Principal
                                              Financial Officer of the General
                                              Partner)