Form 10-Q
period 1999-09-30
IDS MANAGED FUTURES L P
filed 1999-11-12
CIK 809061

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

            Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

              for the quarterly period ended September 30, 1999

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

                              Yes   X     No __

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1999 and the additional time frames as noted:


                           Fiscal Quarter    Year to Date      Fiscal Year     Fiscal Quarter     Year to Date
                           Ended 9/30/99      To 9/30/99     Ended 12/31/98    Ended 9/30/98       To 9/30/98
                           --------------    ------------    --------------    --------------     ------------
Statement of
Financial Condition              X                                  X

Statement of
Operations                       X                 X                                 X                 X

Statement of Changes
in Partners' Capital                               X

Statement of
Cash Flows                                         X                                                   X

Notes to Financial
Statements                       X

                            IDS MANAGED FUTURES, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED


                                                                 Sep 30, 1999                  Dec 31, 1998
                                                                 ------------                  ------------
ASSETS
Cash at Escrow Agent                                                       $0                           $0
Equity in commodity futures
   trading accounts:
   Account balance                                                 52,029,252                   52,649,782
   Unrealized gain on open
     futures contracts                                             (1,133,303)                   5,740,766
                                                          --------------------       ----------------------

                                                                   50,895,949                   58,390,548

Interest receivable                                                   184,387                      179,775
Prepaid G.P. fee                                                     $198,492                           $0
                                                          --------------------       ----------------------

      TOTAL ASSETS                                                $51,278,827                  $58,570,323
                                                          ====================       ======================


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                    $76,495                     $131,631
   Accrued management fee                                             154,658                      173,726
   Accrued incentive fee                                                    0                            0
   Accrued operating expenses                                          98,466                      125,906
   Redemptions payable                                                360,083                      308,694
   Selling and Offering Expenses Payable                               56,755                       87,188
                                                          --------------------       ----------------------

      Total liabilities                                               746,458                      827,145

Partners' Capital:
   Limited partners ( 147,136.72 units                             49,560,872                   56,642,072
     outstanding at 9/30/99, 148,334.99
     units outstanding at 12/31/98) (see Note 1)
   General partners (2,884.19 units outstanding at                    971,498                    1,101,106
    9/30/99 and 12/31/98) (see Note 1)
                                                          --------------------       ----------------------

      Total partners' capital                                      50,532,370                   57,743,178
                                                          --------------------       ----------------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                         $51,278,828                  $58,570,323
                                                          ====================       ======================


This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                Jul 1, 1999     Jan 1, 1999     Jul 1, 1998    Jan 1, 1998
                                                  through         through         through        through
                                                Sep 30, 1999   Sep 30, 1999    Sep 30, 1998    Sep 30, 1998
                                                ------------   ------------    ------------    ------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         ($624,794)   $2,031,638         $386,090      ($265,465)
   Change in unrealized gain (loss)
     on open positions                            (5,230,180)   (6,880,481)      11,423,161      8,708,803
Interest income                                      572,971     1,636,638          541,615      1,624,350
Foreign currency transaction gain (loss)              90,885       (76,777)          31,907       (183,170)
                                             ----------------  ------------    -------------  -------------

      Total revenues                              (5,191,119)   (3,288,981)      12,382,773      9,884,518


EXPENSES

   Commissions paid to AXP Advisors and CIS          381,998     1,136,804          417,231      1,218,962
   Exchange fees                                      19,452        59,074           13,894         38,898
   Management fees                                   487,506     1,488,115          476,093      1,345,212
   Incentive fees                                          0       107,651          640,635        876,259
   General Partner fee to IDS Futures Corp.
     and CIS                                         198,492       595,477          170,029        510,087
   Operating expenses                                 13,500        41,274          101,461        107,363
                                             ----------------  ------------    -------------  -------------

      Total expenses                               1,100,948     3,428,394        1,819,343      4,096,781
                                             ----------------  ------------    -------------  -------------

      NET PROFIT (LOSS)                          ($6,292,067)  ($6,717,376)     $10,563,430     $5,787,737
                                             ================  ============    =============  =============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                               ($42.18)      ($45.01)          $71.50         $38.29
                                             ================  ============    =============  =============

                                                 (see Note 1)  (see Note 1)     (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED


                                                                       Limited          General
                                                  Units*              Partners          Partners            Total
                                                  -----               --------          --------            -----
Partners' capital at January 1, 1999               148,334.99         $56,642,072       $1,101,106       $57,743,178

Net profit (loss)                                                      (6,587,769)        (129,608)       (6,717,377)

Additional Units Sold                               13,970.23           5,471,700                0         5,471,700
(see Note 1)
Less Selling and Organizational Costs                                    (483,579)               0          (483,579)

Redemptions (see Note 1)                           (15,168.50)         (5,481,552)                        (5,481,552)
                                            ------------------    ----------------    -------------    --------------

Partners' capital at September 30, 1999            147,136.72         $49,560,872         $971,498       $50,532,370
                                            ==================    ================    =============    ==============


Net asset value per unit
   January 1, 1999 (see Note 1)                                            381.85           381.85

Net profit (loss) per unit (see Note 1)                                    (45.01)          (45.01)
                                                                  ----------------    -------------

Net asset value per unit
  September 30, 1999                                                      $336.84          $336.84

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                   Jan 1, 1999                    Jan 1, 1998
                                                                     through                        through
                                                                   Sep 30, 1999                  Sep 30, 1998
                                                                   ------------                  ------------
Cash flows from operating activities:
   Net profit (loss)                                               ($6,717,377)                  ($4,775,692)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                             6,874,069                     2,714,357
     Interest receivable                                                (4,612)                       23,964
     Prepaid general partner fee                                      (198,492)                     (340,058)
     Accrued liabilities                                              (101,643)                     (192,426)
     Redemptions payable                                                51,389                        64,961
     Selling and Offering Expenses Payable                             (30,433)                      (35,627)
                                                               ----------------              ----------------
     Net cash provided by (used in)
       operating activities                                           (127,098)                   (2,540,521)

Cash flows from financing activities:
   Additional Units Sold                                             5,471,700                     4,871,400
   Selling and Offering Expenses                                      (483,579)                     (428,830)
   Partner redemptions                                              (5,481,552)                   (2,401,272)
                                                               ----------------              ----------------
   Net cash provided by (used in)
     financing activities                                             (493,431)                    2,041,298
                                                               ----------------              ----------------

Net increase (decrease) in cash                                       (620,530)                     (499,223)

Cash at beginning of period                                        $52,649,782                    47,936,067
                                                               ----------------              ----------------
Cash at end of period                                              $52,029,252                   $47,436,844
                                                               ================              ================


This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

                          IDS MANAGED FUTURES, L.P.

                       NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1999

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

The Units are currently offered pursuant to a Prospectus dated April 30, 1999. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. By September 30, 1999, a total of 147,136.72 Units representing a total investment of $49,560,872 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended September 30, 1999, selling commissions of $87,192 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $50,211.

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

(4)  INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
(loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 and $87,813 for the periods ended September 30, 1999 and September 30, 1998, respectively.

(5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at its Clearing Broker at all times. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of September 30, 1999 the Partnership had contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1999:


COMMODITY GROUP                             UNREALIZED GAIN/(LOSS)
AGRICULTURAL COMMODITIES                             $  (3,656)

FOREIGN CURRENCIES                                     445,975

STOCK INDICES                                          (90,195)

ENERGIES                                                76,828

METALS                                              (1,905,664)

INTEREST RATE INSTRUMENTS                              343,409

                                                  ------------

TOTAL                                              $(1,133,303)


The range of maturity dates of these exchange traded open contracts is October of 1999 to September, 2000. The average open trade equity for the period of January 1, 1999 to September 30, 1999 was $3,050,983.

The margin requirement at September 30, 1999 was $6,719,783. To meet this requirement, the Partnership had on deposit with the Clearing Broker $45,522,366 in segregated funds and $5,373,583 in secured funds.

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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

                     FISCAL QUARTER ENDED SEPTEMBER 30, 1999

The Partnership recorded a loss of $6,292,067 or $42.18 per Unit for the third quarter of 1999. This compares to a gain of $10,563,430 or $71.50 per Unit for the third quarter of 1998.

In the first month of the quarter the Partnership posted a loss resulting primarily from excessive volatility in the currency markets. The Partnership posted a small loss during the second month of the quarter resulting primarily from losses in global interest rates and the Japanese Nikkei stock index. During the third month of the quarter, the Partnership surrendered profits due to rapidly escalating gold prices and the Partnership's short gold positions. Overall, the third quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH. At September 30, 1999, JWH was managing 68% of the Partnership's assets and Welton was managing 32% of the Partnership's assets.

The Partnership posted a loss for July, largely due to excessive volatility in the currency markets. After gaining value versus the world's currencies for several weeks, the U.S. dollar ran out of steam by the mid-month. As a result, the Partnership posted losses from long Dollar positions against the Euro, Swiss franc and Japanese yen. The decline of the Dollar continued through month end, which prompted short Dollar positions to be established.

Losses in the currency markets wiped out smaller gains that came from global interest rates, metals, energy and the agricultural sectors. Short positions in the 10-year and 30-year U.S. bonds provided profits as the long bond yield rose above 6.1%. The Partnership's strongest gains in this sector came from Europe where interest rates continued to rise. Profits were earned from short positions in the Euro Bund, Euro Bobl and U.K. Gilt. Likewise, the Partnership continued to profit from its short positions in the gold market as the price of gold fell to its lowest level in 20 years; $253.70 per troy ounce. All in all, the Partnership posted a loss of $1,663,100 or $11.16 per Unit in July.

In August, the Partnership posted another small loss. Gains for the Partnership were the result of a weaker U.S. dollar, versus the Yen and Euro specifically. Stronger crude oil prices and lower gold prices also provided gains. Unfortunately, these gains were offset by losses in global interest rates and the Japanese Nikkei stock index. Long positions in the Japanese stock index (the Nikkei) that were profitable for the entire year were closed out and small losses were recorded during August.

Currencies provided some resurrection in the form of a stronger Yen and Euro versus the U.S. dollar. Since mid-July, the Partnership held profitable long positions in the Yen and Euro looking for these currencies to strengthen against the Dollar. Long positions in crude oil performed well as prices rose $2 per barrel during August exceeding $22 per barrel. Gold prices again plummeted through a 20-year low to $253.00 per troy ounce. Notwithstanding these gains, the Partnersip posted a loss of $1,689,683 or $11.34 per Unit in August.

The Partnership had a difficult time in the markets during September. Losses were primarily attributable to its short gold position, as the price rose over

$50 per ounce. The price of gold escalated rapidly after 15 European central banks announced that they wouldn't sell or lease additional gold for the next five years.

Unfortunately, gains in Crude oil and the Japanese Yen were offset by losses in gold, as well as short positions in the U.S. and Japanese bond markets. The Partnership's long positions in Crude oil performed well as prices rose nearly another $2 per barrel. Currencies provided small gains as the Japanese yen strengthened against the U.S. dollar for the second consecutive month. In addition, long yen positions proved profitable relative to the European currencies. Notwithstanding these gains, the Partnership posted a loss of $2,939,284 or $19.68 per Unit in September.

During the quarter there were 4,331.77 additional Units sold to the Limited Partners (there were no Units sold to the General Partners). Additional Units sold during the quarter represented a total of $1,526,297.00 before the reduction of selling commissions and organizational costs of $137,403. Investors redeemed a total of 3,240.39 Units during the quarter. At the end of the quarter there were 150,020.91 Units outstanding (including 2,884.19 Units owned by the General Partners).

During the fiscal quarter ended September 30, 1999, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

Year 2000 Issue

CIS surveyed its major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are nearly complete. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS developed various "contingency plans" in the event that mission critical systems should fail.

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

                                 IDS MANAGED FUTURES, L.P.

Date:  November 11, 1999         By:     CIS Investments, Inc.,
                                 One of its General Partners


                                 By:  /s/ Shaun D. O'Brien
                                 Shaun D. O'Brien, Treasurer &
                                 Vice President

                                 (Duly authorized officer of the
                                 General Partner and the Principal
                                 Financial Officer of the General
                                 Partner)