Form 10-K
period 1999-12-31
IDS MANAGED FUTURES L P
filed 2000-03-28
CIK 809061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended      Commission File No.  0-16515
           December 31, 1999


                          IDS MANAGED FUTURES, L.P.
           (Exact name of registrant as specified in its charter)

                    Delaware                         06-1189438
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification #)

            233 South Wacker Drive, Suite 2300, Chicago, IL  60606
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

                           Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 29, 2000: $41,026,238

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

Incorporated by Reference in Part IV, Item 14 is Post-Effective Amendment No. 6 to Registration Statement No. 33-86894 of the Partnership on Form S-1 under the Securities Act of 1933, filed on March 2, 2000.

                                Part I

Item 1.  Business

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS" or the "Clearing Broker"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AXP Advisors"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 1999 were made by two independent commodity trading advisors, John
W. Henry & Company, Inc. and Welton Investment Corporation.

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

Units of limited partnership interest ("Units") were offered initially by AXP Advisors commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995 and August 26, 1997. Units are currently offered pursuant to a Prospectus dated March 31, 1999 and a Supplement to the Prospectus dated February 1, 2000. The total amount of the initial offering was $7,500,000 and the total amount of the multiple reopenings was $80,000,000. After the initial purchase price of $250 per Unit, investors purchase Units at the then current net asset value per Unit on the last business day of the month; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

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

Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into Advisory Contracts with each of John W. Henry & Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"). Commencing on June 16, 1987, after the conclusion of the offering period with respect to the Partnership's Limited Partnership Units, JWH and Welton began to provide commodity trading instructions to CIS on behalf of the Partnership. The General Partners felt it appropriate to make a change in trading advisor programs; 70 percent of the assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the Financial and Metals Portfolio, as of February 28, 1989. The remaining assets in the JWH Original Investment Program were closed due to disappointing performance as of October 13, 1989. This money was reallocated to Sabre in early 1990. In February 1991, the General Partners felt it prudent to realign the assets of the Partnership so that JWH and Sabre were each allocated 50% of the trading assets. On July 2, 1997 the General Partners entered into an agreement to add Welton Investment Corporation ("Welton") as an additional independent commodity trading advisor for the Partnership and effective July 8, 1997 the assets of the Partnership were reallocated among the three independent commodity trading advisors. In accordance with the terms of the Advisory Contract between the Partnership and Sabre, the General Partners elected not to renew the Advisory Contract for Sabre and it expired on December 31, 1997. Effective January 1, 1998, all of the assets of the Partnership are managed by JWH and Welton. Collectively, JWH and Welton are herein referred to as the "Advisors".

The General Partners are responsible for preparing monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Partnership's operations; calculating the Net Asset Value (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts.

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

The Advisory Contracts between the Partnership and the Advisors provide that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership's commodity transactions with respect to that portion of the Partnership's assets allocated to it. The Advisory Contract with JWH was amended on April 30, 1996 (but made effective back to the date of January 31, 1996) to extend the term of the Advisory Contract through December 31, 1996 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. On December 31, 1999, the Advisory Contract was further amended to extend the agreement between the parties until December 31, 2002 unless earlier terminated in accordance with the termination provisions contained therein. The Advisory Contract with Welton commenced on July 2, 1997 and continued until December 31, 1998, with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2001, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

The Advisory Contracts shall terminate automatically in the event that the Partnership is terminated in accordance with the Amended and Restated Limited
Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon trading approach; (iii) the Advisor's registration is revoked or not renewed; (iv) there is unauthorized assignment of the Advisory Contract by the Advisor (v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, become bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

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

The Partnership initially paid JWH a monthly management fee of 1/4 of 1% of the Partnership's NAV under management as of the end of the month, whether or not the Partnership was profitable, and a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated to such Advisor's management until June 30, 1992. Effective July 1, 1992, the Partnership began paying JWH 1/3 of 1% of the month end NAV of the Partnership and a quarterly incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. Pursuant to an agreement between the Partnership and Welton, the Partnership pays Welton a monthly management fee of 1/4 of 1% of the month-end NAV of the Partnership under its management and a quarterly incentive fee of 18% of trading profits achieved on the NAV of the Partnership allocated to such Advisor's management. See pages 6-8 of Exhibit
10.1 incorporated by reference herein for a description of NAV and trading profits. The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to the Advisor. The calculation and payment of incentive fees is not affected by the performance of the other Advisors.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business, as of December 31, 1999, is set forth under Items 6 and 7 herein.

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

Item 2.  Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partners use the offices of CIS and AXP Advisors, at no additional charge to the Partnership, to perform their administrative functions, and the Partnership uses the offices of CIS, again at no additional charge to the Partnership, as its principal administrative offices.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters

(a) There is no established public market for the Units and none is expected to develop.

(b)     As of December 31, 1999, there were 145,413.46 Units held
        by Limited Partners and 2,883.58 Units held by the General Partners. A total of 22,518.55 Units had been redeemed by Limited Partners during the period from January 1, 1999 to December 31, 1999 (89,408.15 Units were redeemed prior to
        calendar year 1999).   The Partnership's Amended and Restated
        Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

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

Item 6.  Selected Financial Data

                                       Year ended December 31,

                               1995      1996     1997     1998    1999

1. Operating Revenues(000)     $8,419   $10,190  $7,619   $9,513  (5,873)
2. Income (Loss) From
   Continuing Operations(000)   5,755     6,701  3,778     4,578  (10,406)
3. Income (Loss) Per Unit       50.46    54.14   28.09     30.08   (69.61)
4. Total Assets(000)           33,276    41,669  50,592    58,570  47,833
5. Long Term Obligations        0         0       0          0       0
6. Cash Dividend Per Unit       0         0       0          0       0

Note: All references to Units reflect the 3-for-1 Unit split effective February 28, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have reached the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

The Partnership's Net Assets are held in a brokerage account with CIS. The Partnership initially earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury bills issued during that month until July 31, 1993. Commencing August 1, 1993, the Partnership began to earn interest at a rate of 90% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 1999 CIS had paid or accrued to pay interest of $2,173,010 to the Partnership. Similarly, for the calendar year ended December 31, 1998 CIS had paid or accrued to pay interest of $2,148,711 to the Partnership.

For the fiscal year ended December 31, 1999, investors redeemed a total of 22,518.55 Units for $7,771,619. For the fiscal year ended December 31, 1998 investors redeemed a total of 14,354.27 Units for $4,951,407.

During 1999, Limited Partners purchased 19,596.40 Units for $6,738,511. The General Partners did not purchase any Units in 1999.

On December 31, 1999, the Partnership had unrealized profits of $2,294,971 and cash on deposit of $45,354,529. These positions required margin deposits at CIS of $5,397,536. The total balance of the Partnership's account at CIS was $47,649,500. These figures compare to unrealized profits of $5,740,766 and cash on deposit of $52,649,782, margin requirements of $6,224,367 and total balance of the Partnership's account of $58,390,548 as of December 31, 1998. On December 31, 1997, the Partnership had unrealized profits of $2,454,648 and cash on deposit at CIS of $47,936,067. These positions required margin deposits at CIS of $4,973,284. The total balance of the Partnership's account was $50,390,715. During the fiscal year ended December 31, 1999, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading.

Results of Operations

The Partnership posted a loss for 1999 and posted positive returns for 1998 and 1997.

1999

The IDS Managed  Futures,  L.P.  experienced a disappointing  year in 1999.
Both John W. Henry & Company, Inc (JWH) and Welton Investment Company (Welton), the trading advisors to the Fund, experienced the most difficult performance year in their history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH and Welton.

The first quarter was marked by the advent of the newly formed Euro currency. In March, the conflict in Kosovo led to the U.S. dollar gaining dramatically on the Euro and Swiss franc. As the conflict in Kosovo escalated, the crisis-related selling of these two currencies continued, resulting in profits for the Fund. Short crude oil positions in January and February gave way to long crude oil positions that were sustained throughout the year. Crude oil began its sharp ascent from just under $12/barrel to $25.60/barrel at year-end. This sustained trend proved profitable for the Fund. However, erratic markets in interest rates in Europe and the Far East along with agricultural markets created losses.

The second quarter was the most profitable for the Fund. Highlights included the rising Nikkei and S&P 500 stock indices and the continued rise of the dollar relative to the Euro and Swiss franc. During May, the U.K. rendered its decision to sell over 50% of its gold reserves. This drove gold prices lower and the Fund's short positions accrued profits. Short U.S. and European interest rate positions performed well as the Federal Reserve increased the discount rate a 1/4 point in June.

The third quarter was the most difficult quarter for the Fund. As the crisis in Kosovo began to abate, the Fund's currency positions in the Euro and Swiss franc quickly reversed and open trade profits were reduced dramatically. Despite another 1/4 point interest rate increase in August, short positions in the U.S. interest rate sector suffered. In the final week of September, 15 European Central Banks announced that they had decided to stop selling gold for the next five years. Subsequently, gold prices rose a staggering $50/ounce and handed gold sellers such as the Partnership a significant loss.

After the final interest rate increase in October, yields on the U.S. 30 year bond moved from 6.4% to 6.1% and up to 6.5% in the fourth quarter further emphasizing the difficult trading year. Similar trading patterns occurred in offshore interest rates which in turn led to negative performance. The Japanese yen and crude oil helped offset these losses as their positive trends continued. The Partnership ended the year with a loss of $10,406,083.

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

Standard of Materiality

Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk

Quantitative Forward-Looking Statements

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

The Partnership's risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Fund's open positions by market category for fiscal year 1999 and the actual trading Value at Risk as of December 31, 1998. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. During fiscal year 1999, the Fund's average total capitalization was approximately $51.4 million. As of December 31, 1998, the Fund's total capitalization was approximately $57.7 million.

                       Fiscal Year 1999
----------------------------------------------------------------


                 Highest    Lowest     Average        % of
Market            Value      Value      Value       Average
Sector           at Risk*  at Risk*   at Risk*   Capitalization**

Interest Rates     $4.1      $2.4       $2.8          5.6%
Currencies         $1.8      $1.4       $1.7          3.2%
Stock Indices      $2.5      $0.8       $1.7          3.2%
Precious Metals    $0.7      $1.0       $0.8          1.6%
Commodities        $0.6      $0.7       $0.6          1.0%
Energy             $0.1      $0.0       $0.1          0.3%
Total              $9.8      $6.3       $7.7         14.9%


     * Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

     ** Average Capitalization is the average of the Fund's capitali-zation at the end of each fiscal quarter for fiscal year 1999.


                       December 31, 1998
----------------------------------------------------------------
                                              % of Total
Market Sector          Value at Risk          Capitalization

Interest Rates         $ 3.9 million                6.8%
Currencies             $ 0.7 million                1.3%
Stock Indices          $ 0.6 million                1.0%
Precious Metals        $ 0.5 million                0.8%
Commodities            $ 0.1 million                0.2%
Energy                 $ 0.1 million                0.2%
Total                  $ 5.9 million                10.3%



Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership - give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of the 90-day Treasury bill rate. As of December 31, 1999, the Partnership had approximately $45.3 million in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Trading Advisor manage the Partnership's primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31,1999, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia and New Zealand. The General Partners anticipate that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium to long-term rates to remain steady.

Currencies.   The   Partnership's   currency   exposure  is  to  exchange   rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc and dollar/ pound positions. The General Partners do not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1999, the Partnership's primary exposures were in the S&P and NASDAQ(US), Nikkei (Japan) and the IBX35 (Spain) stock indices. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various of the industrial metals. The Trading Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton, hogs and wheat accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 1999. In the past, the Partnership also has had material market exposure to grains, sugar, soy oil, rubber, hogs and cocoa and may do so again in the future. Welton and the Partnership will continue to trade a wide variety of commodity contracts.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil and oil products are by far the dominant energy market exposure of the Partnership. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euros, British pounds and Australian dollars. The
Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds substantially all its assets in cash at CIS and CISFS, earning interest at 90% of the average 90-day Treasury bill rate for Treasury bills issued during each month.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  General  Partners  monitor  the  Partnership's   performance  and  the
concentration of its open positions, and consult with the Advisors concerning the Partnership's overall risk profile. If the General Partners felt it necessary to do so, the General Partners could require the Advisors to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partners primarily rely on the Advisors own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment process from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated, but of how much risk it is willing to take relative to that expected return.

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

Reference is made to the financial statements and the notes thereto appearing in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                Part III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 1999 were as follows:

IDS Futures Corporation

John C. Boeder (born December 1941) is President and a director of IDS Futures Corporation. Mr. Boeder was elected as a director and President of IDS Futures in December 1999. Mr. Boeder has been employed by American Express Financial Corporation since 1964. Since January 1999, he has held the title Vice President and General Manager of the Non-Proprietary Products Group for American Express Financial Corporation. He has overall responsibility for the non-proprietary products offered through American Express Financial Advisors' distribution channels. In addition, he oversees American Express Financial Advisors' direct investment and limited partnership business. From 1994 to 1999, he was Vice President and General Manager of Segment Marketing. From 1989 to 1994, he was President of IDS Life Insurance Company of New York. He has held numerous marketing positions in the insurance, annuity, and mutual fund departments of American Express Financial Corporation. He graduated from the University of Minnesota with a B.A. degree in business.

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

Patty L. Moren (born in June 1960) is Vice President of IDS Futures.  Since
June 1999, Ms. Moren has been Vice President Controller of Variable Assets & Services for American Express Financial Corporation. In this role, she is charged with the overall finance responsibilities for mutual funds, wealth management services, variable annuities, limited partnerships and brokered mutual funds at American Express Financial Corporation, an indirect parent company of IDS Futures. From 1995 to 1999, she was Director of Field Compensation for American Express Financial Corporation where she led the development of product compensation schedules and incentive programs for the independent contractor sales force. From 1990 to 1995, Ms. Moren was Manager of Sales Compensation for American Express Financial Corporation. Ms. Moren started at American Express Financial Corporation in 1985 as Audit Manager. Prior to joining American Express Financial Corporation, she was a senior financial auditor for Cargill, Inc. She has a B.A. in Accounting from the University of St. Thomas and a M.B.A. in Finance from Carlson School of Management.

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

Shaun   D.   O'Brien   (born   November   1964)   is   Vice   President   -
Controller/Treasurer and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.

Barbara A. Pfendler (born in May 1953), Vice President and Director. Ms. Pfendler was appointed Vice President of CISI in May 1990 and Director of CISI in June 1998. Ms. Pfendler graduated from the University of Colorado in 1975. She began her career with Cargill, Incorporated in 1975, holding various merchandising and management positions within Cargill Incorporated's Oilseed Processing Division before transferring to Cargill Investor Services, Inc. in 1986. She is currently the manager responsible for all activities of the Fund Services Group at Cargill Investor Services, Inc. She was appointed Vice President of Cargill Investor Services, Inc. in June 1996 and Director of Cargill Investor Services, Inc. in June 1998.

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

Barbara A. Walenga (born in February 1960) is an Assistant Secretary. Ms. Walenga graduated from Fayetteville Technical Institute in 1981. She began working at CIS in August 1981. She has held various compliance management positions at CIS and is currently the Legal Compliance Manager. She is currently a member of the FIA Law and Compliance Division and the SIA Compliance and Legal Division.

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

Additional CISI officers include James Clemens as Assistant Secretary and Lillian Lundeen as Assistant Secretary.

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

All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership. All expenses other than brokerage commissions incurred by the Partnership and administrative fees are paid to persons not affiliated with the Partnership. For the services performed through December 31, 1992 on behalf of the Partnership, the General Partners received an annual administrative fee totaling 1.75% of the Partnership's net assets. On January 1, 1993 this fee was reduced to 1.375%. The General Partners received a total of $793,969 in 1999, $680,117 in 1998, and $554,056 in 1997 for this fee.

CIS, an affiliate of CISI, is the Partnership's clearing broker. During the year ended December 31, 1999, the Partnership accrued and paid $1,626,723 in brokerage commissions to CIS, as compared to $1,354,116 in 1998 and $1,142,101 in 1997. Of these commissions, $20 per round turn trade is paid to AXP Advisors as the Partnership's introducing broker and $15 is retained by CIS as clearing broker (based on a commission rate of $35 per round turn trade). Prior to September 1, 1995, $30 per round turn trade was paid to AXP Advisors and $20 was retained by CIS (based on a commission rate of $50 per round turn trade). The Partnership did not transact any business through CISFS during the year ended December 31, 1999 and therefore paid no commissions to CISFS.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1999, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

(b) As of December 31, 1999, the General Partners beneficially owned 2,883.58 Units or approximately 1.94% of the Units outstanding as of that date.

(c) As of December 31, 1999, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a)      None other than the compensation arrangements described herein.

(b)      None.

(c)      None.

(d)      Not Applicable.


                               Part IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are included herein:

    (1)  Financial Statements:
       a. Report of Independent Public Accountants.
       b. Statements of Financial Condition as of December 31, 1999 and 1998.
       c. Statements of Operations, Statements of Changes in Partners' Capital & Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

       d. Notes to Financial Statements.

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

Date:  March 28, 2000                    IDS Managed Futures, L.P.

By:     IDS Futures Corporation           By:  CIS Investments, Inc.
        (General Partner)                      (General Partner)

By: /s/ John C. Boeder                    By: /s/ Bernard W.Dan
        John C. Boeder                         Bernard W.Dan
        President                              President

By: /s/ Michael L. Weiner                 By: /s/ Shaun D. O'Brien
        Michael L. Weiner                     Shaun D. O'Brien
        Vice President, Secretary             Vice President
        and Treasurer                         and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 28, 2000

  /s/ John C. Boeder                          /s/ Bernard W.Dan
      John C. Boeder                              Bernard W.Dan
      Director and President                      Director and
                                                  President

  /s/ Peter J. Anderson                       /s/ Barbara A. Pfendler
      Peter J. Anderson                           Barbara A. Pfendler
      Director                                    Director and Vice
                                                  President

  /s/ Michael L. Weiner                       /s/ Shaun D. O'Brien
      Michael L. Weiner                           Shaun D. O'Brien
      Vice President, Secretary and               Vice President and
      Treasurer                                   Treasurer

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

10.5 Amended Advisory Contract dated December 31, 1999 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and John W. Henry & Company.

10.6 Guarantee dated March 21, 2000 between IDS Managed Futures, L.P. and Cargill Incorporated.


                   Note:   Exhibits 3.1, 10.1, 10.2 and 10.3 are incorporated
                   by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996. Exhibit 10.5 is incorporated by reference to Post-Effective Amendment No. 6 to the Registration Statement as filed by the Partnership on March 2, 2000.

                            IDS MANAGED FUTURES, L.P.

                                Table of Contents

Independent Auditors' Report

Financial Statements:
     Statements of Financial Condition, December 31, 1999 and 1998

     Statements of Operations,Years ended December 31, 1999, 1998 and 1997

     Statements of Changes in Partners' Capital, Years ended December 31, 1999,
        1998 and 1997
     Statements of Cash Flows, Years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Acknowledgment

                          Independent Auditors' Report

The Partners
IDS Managed Futures, L.P.:


     We have audited the accompanying statements of financial condition of IDS Managed Futures, L.P. (the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures, L.P. as of December 31, 1999 and 1998, and the results of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                   KPMG LLP

Chicago, Illinois

January 21, 2000


                               IDS MANAGED FUTURES,L.P.

                        Statements of Financial Condition

                           December 31, 1999 and 1998

                                 Assets                           1999         1998
                                                              ----------    ----------

Assets:
   Equity in commodity futures trading accounts:

       Cash on deposit with Clearing Broker ................    $45,354,529  52,649,782
       Unrealized gain on open contracts ...................      2,294,971   5,740,766
                                                                ----------  -----------
                                                                 47,649,500  58,390,548

   Interest receivable ...................................          183,939     179,775
                                                                ===========  ==========
                                                                $47,833,439  58,570,323

                        Liabilities and Partners' Capital

Liabilities:
   Accrued commissions on open contracts
    due to AXP Advisors and CIS .........................       $    39,204     129,531
   Accrued exchange, clearing and NFA fees ...............            1,642       2,100
   Accrued management fees ...............................          143,998     173,726
   Accrued operating expenses ............................           38,000     125,906
   Accrued selling commissions and organization
    and offering expenses ...............................            18,912      87,188
   Redemptions payable ...................................        1,287,696     308,694
                                                                 ----------  ----------
          Total liabilities .............................         1,529,452     827,145
                                                                 ----------  ----------

Partners' capital:
   Limited partners (145,413.46 and 148,335.61
    units outstanding at December 31, 1999
    and 1998, respectively) .............................        45,403,623   56,642,072
   General partners (2,883.58 units outstanding
    at December 31, 1999 and 1998) .....................            900,364    1,101,106
                                                                 ----------   ----------

         Total partners' capital .......................         46,303,987   57,743,178
                                                                 ----------   ----------

                                                                $47,833,439   58,570,323
                                                                ===========   ==========

See accompanying notes to financial statements



                     IDS MANAGED FUTURES, L.P.
                      Statements of Operations
            Years ended December 31, 1999, 1998 and 1997

                                                               1999          1998          1997
                                                          -------------    -----------   ----------

Revenues (expenses):
    Gain (loss) on trading of commodity contracts:

      Realized gain (loss) on closed positions .........   $ (4,572,598)    4,255,156     4,545,484
    Increase (decrease) in unrealized gain
      on open contracts ..............................       (3,445,795)    3,286,118     1,586,579
    Interest income ....................................      2,173,010     2,148,711     2,032,524
    Foreign currency transaction loss ..................       (27,862)     (177,410)     (546,087)
                                                             -----------    ----------   ----------
             Total revenues (expenses) .................     (5,873,245)    9,512,575     7,618,500
                                                             ===========    ==========   ==========
Expenses:
    Commission paid to AXP Advisors and CIS ............      1,626,723     1,354,116     1,142,101
    Exchange, clearing and NFA fees ....................         71,199        64,522        41,957
    Management fees ....................................      1,919,833     1,852,486     1,609,144
    Incentive fees .....................................        107,651       876,259       396,625
    General partner fee to IDSFC and CISI ..............        793,969       680,117       554,056
    Operating expenses .................................         13,463       106,578        96,492
                                                              ----------    ----------   ----------
             Total Expenses                                   4,532,838     4,934,078     3,840,375


             Net profit (loss) .........................   $(10,406,083)    4,578,497     3,778,125

Profit (loss) per unit of limited partnership interest     $     (69.61)        30.08         28.09
Profit (loss) per unit of general partnership interest           (69.61)        30.08         28.09

                                                            ============    =========     ==========
See accompanying notes to financial statements.




                             IDS MANAGED FUTURES, L.P.

                     Statements of Changes in Partners Capital

                   Years ended December 31, 1999, 1998 and 1997




                                                                                                  Total
                                                                      Limited       General       partners
                                                          Units*      partners      partners      capital

Balance at December 31, 1996                            122,175.79 $ 39,545,527    749,421      40,294,948

Sale of partnership interests                            26,213.79    9,652,700    100,000       9,752,700
Selling commissions and organization
        offering costs                                      -         (844,169)    (3,000)        (847,169)
                                                        ----------  ------------  ----------    -------------
Net sales of partnership interests                       26,213.79    8,808,531     97,000        8,905,531

Net profit                                                  -         3,703,214     74,911        3,778,125

Redemptions                                             (10,395.53)  (3,515,603)       -         (3,515,603)
                                                        -----------  -----------   ---------    -------------
Balance at December 31, 1997                            137,994.05   48,541,669    921,332       49,463,001

Sale of partnership interests                            24,695.83    9,378,300    100,000        9,478,300
Selling commissions and organization
        and offering costs                                   -         (822,213)    (3,000)        (825,213)
                                                        -----------  -----------   ----------   -------------
Net sales of partnership interests                       24,695.83    8,556,087     97,000        8,653,087

Net profit                                                   -        4,495,723     82,774        4,578,497

Redemptions                                             (14,354.27)  (4,951,407)      -          (4,951,407)
                                                        -----------  -----------  -----------    ------------
Balance at December 31, 1998                            148,335.61   56,642,072   1,101,106      57,743,178

Sale of partnership interests                            19,596.40    7,369,700       -           7,369,700
Selling commissions and organization
        and offering costs                                  -          (631,189)      -            (631,189)
                                                        -----------  -----------  -----------   -------------
Net sales of partnership interests                       19,596.40    6,738,511       -           6,738,511

Net loss                                                    -       (10,205,341)   (200,742)    (10,406,083

Redemptions                                             (22,518.55)  (7,771,619)      -          (7,771,619)
                                                        -----------  -----------  -----------   -------------

Balance at December 31, 1999                            145,413.46 $ 45,403,623     900,364      46,303,987
                                                        ==========   ==========  ===========    =============
Net asset value per unit at December 31, 1999                      $     312.24      312.24
                                                                     ==========  ===========
Net asset value per unit at December 31, 1998                      $     381.85      381.85
                                                                     ==========  ===========
Net asset value per unit at December 31, 1997                      $     351.77      351.77
                                                                     ==========  ===========
*Units of limited partners


See accompanying notes to financial statements.



                           IDS MANAGED FUTURES, L.P.

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                                  1999               1998              1997
                                                                 ------             -------           ------

Cash flows from operating activities:

 Net profit (loss)                                           $ (10,406,083)         4,578,497         3,778,125
 Adjustments to reconcile net profit (loss) to
  net cash provided by (used in) operating activities
   change in assets and liabilities:
     Decrease (increase) in unrealized gain
      on open contracts                                          3,445,795         (3,286,118)       (1,586,579
     Decrease (increase) in interest                                (4,164)            21,942           (49,359)
     Decrease in accrued liabilities                              (276,695)          (120,593)         (632,835)
                                                               -------------       -----------       -----------
       Net cash provided by (used in) operating activities      (7,241,147)         1,193,728         1,509,352
                                                               -------------       -----------       -----------
Cash flows from financing activities:

 Net proceeds from sale of units                                  6,738,511         8,653,456         9,585,141
 Partner redemptions                                             (6,792,617)       (5,133,469)       (3,157,208
                                                               -------------       -----------       -----------
         Net cash provided by (used in) financing activities        (54,106)        3,519,987         6,427,933
                                                               -------------       -----------       -----------
         Net increase (decrease) in cash                         (7,295,253)        4,713,715         7,937,285

Cash at beginning of year                                        52,649,782         47,936,067       39,998,782
                                                               -------------       ------------      -----------
Cash at end of year                                           $ 45,354,529         52,649,782        47,936,067
                                                               =============       ============      ===========

See accompanying notes to financial statements.


                            IDS MANAGED FUTURES, L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997

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

     Units of the Partnership representing an additional investment of $10,000,000 were offered by American Express Financial Advisors, Inc. (AXP Advisors), formerly IDS Financial Services Inc., commencing March 29, 1993. An additional investment of $20,000,000 was offered by AXP Advisors commencing January 31, 1994. Commencing June 26, 1995, AXP Advisors offered an additional investment of $50,000,000. By December 31, 1999, a total of 185,099 units representing a total investment of $56,826,819 of limited partnership interest had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 1,606 additional units representing a total investment of $459,880. Selling commissions of $3,297,164 were paid to AXP Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $2,363,141. See the IDS Managed Futures, L.P. prospectus dated August 26, 1997 for further details concerning the offerings.

     The Partnership shall be terminated on December 31, 2006 if none of the following occur prior to that date: (1) investors holding more than 50% of the outstanding units notify the General Partners to dissolve the Partnership as of a specific date;(2) disassociation of the General Partners with the Partnership;
(3) bankruptcy of the Partnership; (4) decrease in the net asset value to less than $500,000; (5) the Partnership is declared unlawful; or (6) the net asset value per unit declines to less than $125 per unit and the Partners elect to terminate the Partnership. (2) Summary of Significant Accounting Policies

     The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Partnership follows in preparing its financial statements.

     Revenue Recognition Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

                            IDS MANAGED FUTURES, L.P.

                          Notes to Financial Statements

                        December 31, 1999, 1998, and 1997

     The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 90% of the average 91-day Treasury bill rate for Treasury bills issued during that month.

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

     Commissions Effective January 18, 1999, brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts, as opposed to a round-turn basis prior to this date. Prior to June 26, 1995 the Partnership paid CIS commissions on trades executed on its behalf at a rate of $50.00 per round-turn contract. With the June 26, 1995 offering, the rate was changed to $35.00 per round-turn contract. The first subscribers to that offering came into the fund at the end of August 1995. Therefore, the new rate became applicable in September 1995. Effective January 18, 1999, the rate changed to $17.50 per half-turn contract. The Partnership pays this commission directly to CIS and CIS then reallocates the appropriate portion to AXP Advisors.

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

                        IDS MANAGED FUTURES, L.P.

                     Notes to Financial Statements
                   December 31, 1999, 1998, and 1997

(3)Fees

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

 (4) Income Taxes No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0, $71,906, and $56,820 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in operating expenses in the statement of operations.

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

                                IDS MANAGED FUTURES, L.P.

                             Notes to Financial Statements
                           December 31, 1999, 1998, and 1997

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

The contractual amounts of commitments to purchase and sell exchange traded futures contracts were $91,125,485 and $158,096,821, respectively, on December 31, 1999 and $869,511,990 and $820,115,419, respectively, on December 31, 1998.
The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The average fair value of commodity  interests was  $2,782,169,  $3,929,112 and $2,545,273 during 1999, 1998 and 1997, respectively. Fair value as of December 31, 1999 and 1998 was $2,294,971 and $5,740,766, respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations. The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 1999, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

At December 31, 1999, the cash requirement of the commodity interests of the Partnership was $5,397,536. This cash requirement was met by $42,146,603 held in segregated funds and $5,502,897 held in secured funds. At December 31, 1998, the cash requirement of the commodity interests of the Partnership of $6,224,367 was met by $51,092,138 being held in segregated funds and $7,298,410 being held in secured funds. At December 31, 1999 and 1998, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

                                   IDS MANAGED FUTURES, L.P.

                                 Notes to Financial Statements

                                December 31, 1999, 1998, and 1997

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 1999 and 1998:

        Commodity Group                          1999            1998
                                           --------------- ----------------

        Agricultural                  $         71,690          91,344
        Currency                               454,130         339,704
        Stock Indices                        1,012,382         511,912
        Energies                                17,459         133,111
        Metals                                 129,159          (2,413)
        Interest                               610,151       4,667,108
                                           --------------- ----------------

                 Total                $      2,294,971       5,740,766
                                           =============== ================

     The range of expiration dates of these exchange traded open contracts is January 2000 to December 2000.

                            IDS MANAGED FUTURES, L.P.

                                 Acknowledgement

                           December 31, 1999, 1998, and 1997

Acknowledgment

     To the best of my knowledge and belief, the information contained herein is accurate and complete.

/s/ Shaun O'Brien
Shaun O'Brien
Treasurer, CIS Investments, Inc.,
One of the General Partners and Commodity Pool Operators of IDS Managed Futures, L.P.