Form 10-Q
period 2000-03-31
IDS MANAGED FUTURES L P
filed 2000-05-15
CIK 809061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  for the quarterly period ended March 31, 2000


                         Commission File Number 0-16515
                         ------------------------------

                            IDS MANAGED FUTURES, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                          06-1189438
              --------------------------------------------------------
              (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)        Identification #)


             233 South Wacker Dr., Suite 2300, Chicago, IL      60606
             --------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (312) 460-4000
       ------------------------------------------------------------------

                                 Not Applicable
                                 --------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2000 and the additional time frames as noted:



                                Fiscal Quarter       Year to Date          Fiscal Year      Fiscal Quarter      Year to Date
                                Ended 3/31/00         To 3/31/00         Ended 12/31/99      Ended 3/31/99       To 3/31/99
                                -------------         ----------         --------------      -------------       ----------
Statement of
Financial Condition                   X                                         X

Statement of
Operations                            X                    X                                       X                 X

Statement of Changes
in Partners' Capital                                       X

Statement of
Cash Flows                                                 X                                                         X

Notes to Financial
Statements                            X

                            IDS MANAGED FUTURES, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED


                                                                  Mar 31, 2000                 Dec 31, 1999
                                                                  ------------                 ------------
ASSETS
Cash at Escrow Agent                                                         $0                          $0
Equity in commodity futures
   trading accounts:
   Account balance                                                   37,951,752                  45,354,529
   Unrealized gain on open
     futures contracts                                                2,217,013                   2,294,971
                                                                  -------------                ------------
                                                                     40,168,765                  47,649,500

Interest receivable                                                     191,102                     183,939
Prepaid G.P. fee                                                       $477,510                          $0
                                                                  -------------                ------------
      TOTAL ASSETS                                                  $40,837,377                 $47,833,439
                                                                  -------------                ------------
                                                                  -------------                ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                      $62,044                     $40,846
   Accrued management fee                                               122,224                     143,998
   Accrued incentive fee                                                      0                           0
   Accrued operating expenses                                            26,491                      38,000
   Redemptions payable                                                1,390,841                   1,287,696
   Selling and Offering Expenses Payable                                    819                      18,912
                                                                  -------------                ------------
      Total liabilities                                               1,602,419                   1,529,452

Partners' Capital:
   Limited partners (135,882.30 units                                38,419,649                  45,403,623
     outstanding at 3/31/00, 145,413.46
     units outstanding at 12/31/99) (see Note 1)
   General partners (2,883.58 units outstanding at                      815,308                     900,364
    3/31/00 and 12/31/99) (see Note 1)
                                                                  -------------                ------------
      Total partners' capital                                        39,234,958                  46,303,987
                                                                  -------------                ------------
      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                           $40,837,377                 $47,833,439
                                                                  -------------                ------------
                                                                  -------------                ------------

Net asset per outstanding unit of partnership interest                  $282.74                     $312.24


These Statements of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                  Jan 1, 2000        Jan 1, 2000      Jan 1, 1999        Jan 1, 1999
                                                    through            through          through            through
                                                  Mar 31, 2000      Mar 31, 2000     Mar 31, 1999       Mar 31, 1999
                                                  ------------      ------------     ------------       ------------
REVENUES

Gains on trading of commodity futures and
  forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions        ($3,302,037)       ($3,302,037)         $237,177          $237,177
   Change in unrealized gain (loss)
     on open positions                               (434,888)          (434,888)       (4,899,126)       (4,899,126)
Interest income                                       515,028            515,028           538,695           538,695
Foreign currency transaction gain (loss)             (175,136)          (175,136)         (147,835)         (147,835)
                                                  ------------      ------------      ------------       ------------
      Total revenues                               (3,397,033)        (3,397,033)       (4,271,089)       (4,271,089)


EXPENSES
   Commissions paid to AXP Advisors and CIS           406,669            406,669           306,463           306,463
   Exchange fees                                       19,255             19,255            15,607            15,607
   Management fees                                    381,338            381,338           494,564           494,564
   Incentive fees                                           0                  0                 0                 0
   General Partner fee to IDS Futures Corp.
     and CIS                                          159,170            159,170           198,492           198,492
   Taxes Withheld                                     (42,790)           (42,790)                0                 0
   Operating expenses                                   9,500              9,500            13,500            13,500
                                                  ------------      ------------      ------------       ------------
      Total expenses                                  933,142            933,142         1,028,626         1,028,626
                                                  ------------      ------------      ------------       ------------
      NET PROFIT (LOSS)                           ($4,330,175)       ($4,330,175)      ($5,299,715)      ($5,299,715)
                                                  ------------      ------------      ------------       ------------
                                                  ------------      ------------      ------------       ------------


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                ($29.50)           ($29.50)          ($35.15)          ($35.15)
                                                  ------------      ------------      ------------       ------------
                                                  ------------      ------------      ------------       ------------

                                                  (see Note 1)       (see Note 1)      (see Note 1)      (see Note 1)

These Statements of Operations, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000

                                    UNAUDITED

                                                                                  Limited         General
                                                              Units*              Partners        Partners             Total
                                                              ------              --------        ---------         -----------
Partners' capital at January 1, 2000                         145,413.46         $45,403,623         $900,364       $46,303,987

Net profit (loss)                                                                (4,245,120)         (85,056)       (4,330,175)

Additional Units Sold                                          1,377.06             432,200                0           432,200
(see Note 1)
Less Selling and Organizational Costs                                               (33,926)               0           (33,926)

Redemptions (see Note 1)                                     (10,908.23)         (3,137,128)                        (3,137,128)
                                                            -----------         -----------        ---------      ------------
Partners' capital at March 31, 2000                          135,882.29         $38,419,649         $815,308       $39,234,958
                                                            -----------         -----------        ---------      ------------
                                                            -----------         -----------        ---------      ------------

Net asset value per unit
   January 1, 2000 (see Note 1)                                                      312.24           312.24

Net profit (loss) per unit (see Note 1)                                              (29.50)          (29.50)
                                                                                -----------        ---------

Net asset value per unit
  March 31, 2000                                                                    $282.74          $282.74


* Units of Limited Partnership interest.

The Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                 Jan 1, 2000                  Jan 1, 1999
                                                                   through                      through
                                                                 Mar 31, 2000                 Mar 31, 1999
                                                               ---------------               --------------
Cash flows from operating activities:
   Net profit (loss)                                             ($4,330,175)                ($5,299,715)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                              77,957                   4,810,960
     Interest receivable                                              (7,163)                    (27,894)
     Prepaid general partner fee                                    (477,510)                   (595,477)
     Accrued liabilities                                             (12,084)                    (71,139)
     Redemptions payable                                             103,145                     241,401
     Selling and Offering Expenses Payable                           (18,093)                    (22,405)
                                                               ---------------               --------------
     Net cash provided by (used in)
       operating activities                                       (4,663,923)                   (964,269)

Cash flows from financing activities:
   Additional Units Sold                                             432,200                   1,904,300
   Selling and Offering Expenses                                     (33,926)                   (168,803)
   Partner redemptions                                            (3,137,128)                 (1,921,916)
                                                               ---------------               --------------
   Net cash provided by (used in)
     financing activities                                         (2,738,854)                   (186,419)
                                                               ---------------               --------------
Net increase (decrease) in cash                                   (7,402,777)                 (1,150,688)

Cash at beginning of period                                      $45,354,529                  52,649,782
                                                               ---------------               --------------
Cash at end of period                                            $37,951,752                 $51,499,094
                                                               ---------------               --------------
                                                               ---------------               --------------

These Statements of Cash Flows, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L. P. (See Note 6)

                            IDS MANAGED FUTURES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

The Units are currently offered pursuant to a Prospectus dated April 11, 2000. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. By March 31, 2000, a total of 108,181.74 Units representing a total investment of $37,415,206 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended March 31, 2000, selling commissions of $20,960 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $12,966.

The Offering Expense charged pursuant to the registration statement effective June 26, 1995 was reduced to 3% from the 6% which had been charged in the previous two offerings.

No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a Limited Partner may cause any or all of his or her Units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the Net Asset Value per Unit on ten days written notice to the General Partners. There are no additional charges to the investors at redemption. The General Partners may declare additional redemption dates upon notice to the Limited Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Amended and Restated Limited Partnership Agreement contains a full description of redemption and distribution procedures.

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

REVENUE RECOGNITION

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis and mark to market daily. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter-end.

The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker at a rate equal to 90 percent of the average 91-day Treasury bill rate for U.S. Treasury bills issued during that month.

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

COMMISSIONS

Brokerage commissions, National Futures Association fees, and clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts. The Partnership pays commissions on trades executed on its behalf at a rate of $17.50 per half-turn contract to CIS which in turn reallocates $10 per half-turn contract to AEFA, an affiliate of IDS Futures.

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

Under signed agreement, JWH receives a monthly management fee of 1/3 of 1% of the month-end net asset value of the Partnership assets under its management and 15% of the Partnership's net trading profits, if any, attributable to its management.

Under signed agreement, Welton receives a monthly management fee of 1/4 of 1% of the month-end net asset value of the Partnership assets under its management and 18% of the Partnership's net trading profits, if any, attributable to its management.

The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year Net Asset Value of the Partnership to IDS Futures and CISI, respectively.

(4)  INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for both the periods ended March 31, 2000 and March 31, 1999.

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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership does not trade over-the-counter contracts. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of March 31, 2000 the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges.

Such diversification should greatly reduce this market risk.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 2000:


   COMMODITY GROUP                         UNREALIZED GAIN/(LOSS)
   ---------------                         ----------------------
AGRICULTURAL COMMODITIES                            26,806

FOREIGN CURRENCIES                                 473,375

STOCK INDICES                                      105,571

ENERGIES                                          (129,710)

METALS                                             159,478

INTEREST RATE INSTRUMENTS                        1,581,493
                                             -------------
TOTAL                                            2,217,013

The range of maturity dates of these exchange traded open contracts is April of 2000 to December 2000. The average open trade equity for the period of January 1, 2000 to March 31, 2000 was $10,752,745. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The margin requirement at March 31, 2000 was $6,938,295. To meet this requirement, the Partnership had on deposit with the Clearing Broker $34,804,515 in segregated funds and $5,364,250 in secured funds.

(6)  FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 28, 2000, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operation


                       FISCAL QUARTER ENDED MARCH 31, 2000

The Partnership recorded a loss of $4,330,175 or $29.50 per Unit for the first quarter of 2000. This compares to a loss of $5,299,715 or $35.15 per Unit for the first quarter of 1999.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal 2000 ended negatively for the Fund accounts managed by JWH(R) and Welton. At March 31, 2000, JWH was managing approximately 60% of the Fund's assets and Welton was managing approximately 40% of the Fund's assets.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the dollar. This abrupt reversal in the dollar/yen relationship resulted in a reversal of partnership positions from long yen to short yen within a matter of days. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. . Long positions hurt the Partnership performance as did long positions in the S&P 500 and Paris CAC-40 index. Sustained long coffee positions were unprofitable as coffee prices continue to fall. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, as well as maintaining long profitable crude oil and short aluminum positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $2,423,590 or $16.34 per Unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S.30-year bond. The decision by the Fed created havoc in partnership interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian, and European interest rates. The yield on the 10-year U.S. government bond currently exceeds that of the 30-year, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised 4th quarter GNP number, which reflected a robust economy. However, gains in the dollar were offset by losses incurred by long

European/short Japanese positions. Surging energy prices supported performance in non-financial markets. Food and grain markets were once again featureless. Precious metals trading suffered as gold prices rallied and then fell sharply. Equity indices gained on some lost ground in January as U.S. and European equity indices rose. Long positions here had a small positive impact. On March 2, the General Partners received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program. All changes are designed to add balance to the program without giving up any upside potential. Most noteworthy are the dramatic reductions in precious metals and Far Eastern interest rate trading as well as the addition of offshore stock indices, base metals, and expansion of non-dollar currency trading. JWH remains steadfast in their commitment to research. Overall, the Partnership posted a loss of $1,495,665 or $10.30 per Unit in February.

In March, profit taking in U.S. stocks led to massive capital shifts out of the U.S. dollar and into the Japanese yen. These events destabilized currency and stock markets worldwide and resulted in losses for the Partnership. The appreciation of the yen contributed to Partnership losses in that long positions in the dollar and euro versus the yen both suffered. Marginal gains in dollar positions against Europe and Australia's currencies proved inadequate in offsetting these losses. Non-financial markets were, for the most part, quiet in March. Profits in long crude oil, heating oil, and gasoline positions were reduced when OPEC agreed to expand oil production. Performance in precious, as well as, industrial metals was down slightly. The food and grain markets were featureless. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. treasury's continued buying of longer dated bonds led to positive performance in our bond position. The European Central Bank's decision to raise short-term interest rates led to purchasing European bonds, which assisted our position as well. Stock indices, namely the appreciation in the S&P 500 contributed to Partnership performance. Overall, the Partnership posted a loss of $410,920 or $2.86 per Unit in March.

During the quarter there were 1,377.06 additional Units sold to the Limited Partners (there were no Units sold to the General Partners). Additional Units sold during the quarter represented a total of $432,200 before the reduction of selling commissions and organizational costs of $33,926. Investors redeemed a total of 10,908.23 Units during the quarter. At the end of the quarter there were 138,765.87 Units outstanding (including 2,883.58 Units owned by the General Partners).

During the fiscal quarter ended March 31, 2000, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Fund's total assets will be disclosed.

See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily Net Asset Value of the Fund. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.

                       FISCAL QUARTER ENDED MARCH 31, 1999

The Partnership recorded a loss of $5,299,715 or $35.15 per Unit for the first quarter of 1999. This compares to a loss of $1,141,392 or $8.18 per Unit for the first quarter of 1998.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector as well as Japanese interest rates. The Partnership posted a small loss for the second month of the quarter resulting primarily from trading in interest rates. During the third month of the quarter concerns about the military conflict in Kosovo mounted. As a result the global markets experienced increased volatility, namely in precious metals and interest rates, and the Partnership posted a small loss. Overall, the first quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH and Welton. At March 31, 2000, JWH was managing 66% of the Partnership's assets and Welton was managing 34% of the Partnership's assets.

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


                                            IDS MANAGED FUTURES, L.P.



Date:   May 12, 2000                By:     CIS Investments, Inc.,
                                            One of its General Partners


                                            By: /s/ Rebecca Steindel
                                                --------------------
                                                    Rebecca Steindel
                                                    Treasurer and Secretary


(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)