Form 10-Q
period 2000-06-30
IDS MANAGED FUTURES L P
filed 2000-08-09
CIK 809061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2000


                         Commission File Number 0-16515
                         ------------------------------


                            IDS MANAGED FUTURES, L.P.
                            -------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    06-1189438
     -------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification #)


   233 South Wacker Dr., Suite 2300, Chicago, IL               60606
   -----------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


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

                            IDS MANAGED FUTURES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

The Units are currently offered pursuant to a Prospectus dated April 11, 2000. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. By June 30, 2000, a total of 108,968.41 Units representing a total investment of $37,630,120 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended June 30, 2000, selling commissions of $13,424 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $7,062.

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


(4)  INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
(loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for both the periods ended June 30, 2000 and June 30, 1999.


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

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Trust's forward transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The Trust holds futures positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of June 30, 2000 the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

The margin requirement at June 30, 2000 was $4,033,665. To meet this requirement, the Partnership had on deposit with the Clearing Broker $27,968,029 in segregated funds, $4,769,863 in secured funds, and $391,172 in non-regulated funds.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of June 30, 2000:



   COMMODITY GROUP                              UNREALIZED GAIN/(LOSS)
   ---------------                              ----------------------
AGRICULTURAL COMMODITIES                                113,169

FOREIGN CURRENCIES                                     (356,279)

STOCK INDICES                                           (74,258)

ENERGIES                                                 79,435

METALS                                                 (312,099)

INTEREST RATE INSTRUMENTS                                60,991
                                                     ----------

TOTAL                                                  (489,041)




The range of maturity dates of these exchange traded open contracts is July 2000 to March 2001. The average open trade equity for the period of January 1, 2000 to June 30, 2000 was $2,263,248. At June 30, 2000, cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.


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

                                                   PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2000 and the additional time frames as noted:



                                       Fiscal Quarter     Year to Date        Fiscal Year      Fiscal Quarter     Year to Date
                                       Ended 6/30/00      Ended 6/30/00     Ended 12/31/99      Ended 6/30/99     Ended 6/30/99
                                       --------------     -------------     --------------     --------------     -------------
Statement of
Financial Condition                          X                                     X

Statement of
Operations                                   X                  X                                     X                  X

Statement of Changes
in Partners' Capital                                            X

Statement of
Cash Flows                                                      X                                                        X

Notes to Financial
Statements                                   X



                                               IDS MANAGED FUTURES, L.P.
                                           STATEMENTS OF FINANCIAL CONDITION
                                                       UNAUDITED



                                                                            JUN 30, 2000                 DEC 31, 1999
                                                                            ------------                 ------------
ASSETS
Cash at Escrow Agent                                                             $         0                 $         0
Equity in commodity futures
   trading accounts:
   Account balance                                                                33,618,106                  45,354,529
   Unrealized gain (loss) on open
     futures contracts                                                              (489,041)                  2,294,971
                                                                        --------------------        --------------------

                                                                                  33,129,065                  47,649,500

Interest receivable                                                                  148,682                     183,939
Prepaid G.P. fee                                                                     318,340                           0
                                                                        --------------------        --------------------

      TOTAL ASSETS                                                               $33,596,086                 $47,833,439
                                                                        ====================        ====================


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                               $    29,931                 $    40,846
   Accrued management fee                                                            100,812                     143,998
   Accrued incentive fee                                                                   0                           0
   Accrued operating expenses                                                         23,660                      38,000
   Redemptions payable                                                               593,332                   1,287,696
   Selling and Offering Expenses Payable                                              (5,607)                     18,912
                                                                        --------------------        --------------------

      Total liabilities                                                              742,129                   1,529,452

Partners' Capital:
   Limited partners (126,180.35 units
     outstanding at 6/30/00, 145,413.46
     units outstanding at 12/31/99) (see Note 1)                                  32,119,926                  45,403,623
   General partners (2,883.58 units outstanding at
    6/30/00 and 12/31/99) (see Note 1)                                               734,031                     900,364
                                                                        --------------------        --------------------
      Total partners' capital                                                     32,853,957                  46,303,987
                                                                        --------------------        --------------------

      TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                                        $33,596,086                 $47,833,439
                                                                        ====================        ====================

Net asset per oustanding unit of partnership interest                            $    254.56                 $    312.24




These Statements of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)

See accompanying notes to financial statements.

                            IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                           Apr 1, 2000                   Jan 1, 2000
                                                                             Through                       Through
                                                                           Jun 30, 2000                 Jun 30, 2000
                                                                           ------------                 ------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                                         $(1,046,887)                $(4,348,924)
   Change in unrealized gain (loss)
     on open positions                                                              (2,349,124)                 (2,784,012)
Interest income                                                                        462,803                     977,831
Foreign currency transaction gain (loss)                                               (60,466)                   (235,602)
                                                                     -------------------------      ----------------------

      Total revenues                                                                (2,993,674)                 (6,390,707)


EXPENSES

   Commissions paid to AXP Advisors and CIS                                            241,614                     648,283
   Exchange fees                                                                        11,822                      31,077
   Management fees                                                                     330,242                     711,580
   Incentive fees                                                                            0                           0
   General Partner fee to IDS Futures Corp. and CIS                                    159,170                     318,340
   Taxes Withheld                                                                            0                     (42,790)
   Operating expenses                                                                    9,605                      19,105
                                                                     -------------------------      ----------------------


      Total expenses                                                                   752,453                   1,685,595
                                                                     -------------------------      ----------------------

      NET PROFIT (LOSS)                                                            $(3,746,127)                $(8,076,302)
                                                                     =========================      ======================



PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                                             $    (28.18)                $    (57.68)
                                                                     =========================      ======================

                                                                     (see Note 1)                   (see Note 1)


                                                                           Apr 1, 2000                   Jan 1, 2000
                                                                             Through                       Through
                                                                           Jun 30, 2000                 Jun 30, 2000
                                                                           ------------                 ------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions
   Change in unrealized gain (loss)                                                $2,507,422                $ 2,656,432
     on open positions
Interest income                                                                     3,160,658                 (1,650,301)
Foreign currency transaction gain (loss)                                              524,972                  1,063,667
                                                                                      (19,826)                  (167,661)
                                                                     ------------------------    -----------------------
      Total revenues
                                                                                    6,173,226                  1,902,137

EXPENSES

   Commissions paid to AXP Advisors and CIS
   Exchange fees                                                                      448,343                    754,806
   Management fees                                                                     24,015                     39,622
   Incentive fees                                                                     506,045                  1,000,609
   General Partner fee to IDS Futures Corp. and CIS                                   107,651                    107,651
   Taxes Withheld                                                                     198,492                    396,984
   Operating expenses                                                                       0                          0
                                                                                       14,274                     27,774
                                                                     ------------------------    -----------------------
      Total expenses
                                                                                    1,298,820                  2,327,446
                                                                     ------------------------    -----------------------
      NET PROFIT (LOSS)
                                                                                   $4,874,406                $  (425,309)
                                                                     ========================    =======================


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST
                                                                                   $    32.32                $     (2.83)
                                                                     ========================    =======================

                                                                     (see Note 1)                (see Note 1)



These Statements of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)

See accompanying notes to the financial statements.

                            IDS MANAGED FUTURES, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD JANUARY 1, 2000 THROUGH JUNE 30, 2000


                                                                       UNAUDITED

                                                                                                        Limited
                                                                       Units*                           Partners
                                                                       ------                           --------
Partners' capital at January 1, 2000                                         145,413.46                $ 45,403,623

Net profit (loss)                                                                                        (7,909,968)

Additional Units Sold                                                          2,163.73                     667,600
(see Note 1)
Less Selling and Organizational Costs                                                                       (54,412)

Redemptions (see Note 1)                                                     (21,396.84)                 (5,986,917)
                                                              -------------------------      ----------------------

Partners' capital at June 30, 2000                                           126,180.35                $ 32,119,926
                                                              =========================      ======================


Net asset value per unit
   January 1, 2000 (see Note 1)                                                                              312.24

Net profit (loss) per unit (see Note 1)                                                                      (57.68)
                                                                                             ----------------------

Net asset value per unit
  June 30, 2000                                                                                        $     254.56


                                                                      General
                                                                     Partners                     Total
                                                                     --------                     -----
Partners' capital at January 1, 2000                                         $ 900,364                $46,303,987

Net profit (loss)                                                             (166,333)                (8,076,301)

Additional Units Sold                                                                0                    667,600
(see Note 1)
Less Selling and Organizational Costs                                                0                    (54,412)

Redemptions (see Note 1)                                                                               (5,986,917)
                                                              ------------------------    -----------------------

Partners' capital at June 30, 2000                                           $ 734,031                $32,853,957
                                                              ========================    =======================


Net asset value per unit
   January 1, 2000 (see Note 1)                                                 312.24

Net profit (loss) per unit (see Note 1)                                         (57.68)
                                                              ------------------------

Net asset value per unit
  June 30, 2000                                                              $  254.56

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)

See accompanying notes to the financial statements.

                                            IDS MANAGED FUTURES, L.P.
                                             STATEMENTS OF CASH FLOWS
                                                    UNAUDITED

                                                                     Jan 1, 2000      Jan 1, 1999
                                                                       through          through
                                                                     Jun 30, 2000     Jun 30, 1999
                                                                     ------------     ------------
Cash flows from operating activities:
   Net profit (loss)                                                 $ (8,076,301)     $  (425,309)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Decrease (Increase) in unrealized gain on open
       futures and forward contracts                                    2,784,012        1,650,301
     (Increase) Decrease in interest receivable                            35,257           (7,048)
     (Increase) Decrease in prepaid general partner fee                  (318,340)        (396,984)
     Increase (Decrease) in accrued liabilities                           (68,440)          36,674
     Increase (Decrease) in redemptions payable                          (694,364)         832,023
     Increase (Decrease) in selling and offering
       expenses payable                                                   (24,519)         (47,969)
                                                                     ------------      -----------

     Net cash provided by (used in)
       operating activities                                            (6,362,694)       1,641,688

Cash flows from financing activities:
   Additional Units Sold                                                  667,600        3,798,000
   Selling and Offering Expenses                                          (54,412)        (336,176)
   Partner redemptions                                                 (5,986,917)      (4,332,774)
                                                                     ------------      -----------

   Net cash provided by (used in)
     financing activities                                              (5,373,729)        (870,950)
                                                                     ------------      -----------

Net increase (decrease) in cash                                       (11,736,423)         770,737

Cash at beginning of period                                            45,354,529       52,649,782
                                                                     ------------      -----------

Cash at end of period                                                $ 33,618,106      $53,420,519
                                                                     ============      ===========

These Statements of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of IDS Managed Futures, L.P. (See Note 6)

See accompanying notes to the financial statements.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


                       FISCAL QUARTER ENDED JUNE 30, 2000

The Partnership recorded a loss of $3,746,127 or $28.18 per Unit for the second quarter of 2000. This compares to a gain of $4,874,406 or $32.32 per Unit for the second quarter of 1999.

The Partnership posted losses every month in the second quarter. The world's interest rate, currency, stock index and metals markets had been focusing on inflation indicators which had been sending mixed signals. This led to trend-less, erratic markets which are difficult for managers utilizing long-term trend following strategies such as the John W. Henry & Company, Inc. ("JWH") and Welton Investment Corporation ("Welton"). At June 30, 2000, JWH was managing 65% of the Partnership's assets and Welton was managing 35% of the Partnership's assets.

In April, volatility in stocks led to a stronger U.S. dollar versus Euro and profits for the Partnership. Despite an interest rate increase by European central banks, the dollar reached an all time high versus the Euro. Additional profits were accrued in long dollar positions against the British, Swiss, and Australian currencies. Stock index trading suffered, especially in Japan. Although the Partnership's metals positions were up slightly, overall trading in non-financial markets was down slightly with the energy and food markets showing losses. This was an especially difficult area for Welton, who was down over 7%. The Partnerhip recorded a loss of $308,529 or $2.22 per unit in April.

In May, mixed inflationary signals set the scene for two major trend reversals. The U.S. interest rate market had a volatile change of direction as rates headed lower and the Euro abruptly reversed its long term down trend versus the U.S. dollar. After having been profitable for the majority of May, the Partnership closed lower when both trends reversed. Trading in U.S. bonds was down sharply, as was Euro denominated interest rate trading. After hitting all-time lows against the dollar in April, the Euro appreciated and profits accumulated in April by the Partnership were given back. Short positions in the Nikkei made the stock index sector the only positive performing financial area. Long positions in the energy sector produced positive results as petroleum prices continued to surge. Trading in metals, foods and fibers was flat. The Partnership recorded a loss of $1,065,042 or $7.89 per unit in May.

In June, uncertainty regarding an economic slowdown in the U.S. and an interest rate rise in Europe provided a conflicting climate for trading. These events created problems in the currency sector, which was the worst performing area in June. JWH found this area especially difficult. The Partnership's positions in interest rates, metals and stock indices were unprofitable as well. On the positive side surging petroleum prices allowed long positions in the energy sector to continue to accrue profits. Profitable positions in sugar and soybean oil allowed the agricultural sector to show a small positive return for the month. However, the Partnership recorded a loss of $2,372,556 or $18.07 per unit in June.

During the quarter there were 786.67 additional Units sold to the Limited Partners (there were no Units sold to the General Partners). Additional Units sold during the quarter represented a total of $235,400 before the reduction of selling commissions and organizational costs of $20,486. Investors redeemed a total of 10,488.61 Units during the quarter. At the end of the quarter there were 129,063.93 Units outstanding (including 2,883.58 Units owned by the General Partners).

During the fiscal quarter ended June 30, 2000, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

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

During April, the unprofitable trading sectors were mainly interest rates and precious metals. As Europe cut interest rates mid-month, the Partnership's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United Kingdom decided to sell off over 50% of its gold reserves putting severe pressure on the price of gold. All in all, the Partnership posted a gain of $742,505 or $4.93 per Unit in April.

In May, gold fell below $270 per ounce, a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the U.S., coupled with the inflation fears caused the continuation of the decline in the U.S. 10-year and 30-year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period. In addition, the Partnership held long positions in the Japanese government bond which were profitable.

For the third consecutive month, currencies continued to provide gains for the Partnership. Profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. During May, the Euro fell to its lowest level versus the U.S. dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $1,365,404 or $9.05 per Unit in May.

In June, the rumor of the Fed raising interest rates in the U.S. became a reality. The Partnership's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999. Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Partnership for the fourth consecutive month. Once again, the profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, now also seemed to be attributable to investors losing confidence in the Euro.

During June, the Partnership continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index had been profitable for the Partnership for the entire year, as the percentage gain in this index for 1999 was 26.64%. Short positions in the agricultural complex, especially in coffee, caused losses as the prices of these commodities rebounded. Additionally, continued long positions in crude oil were favorable as oil prices gained nearly 80% in 1999. Overall, the Partnership posted a gain of $2,766,497 or $18.34 per Unit in June.

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

During the fiscal quarter ended June 30, 1999, IDS Futures elected Patricia L. Moren to replace former vice-president John M. Knight and CISI experienced the following officer changes: Shaun D. O'Brien replaced former Vice President and Treasurer Richard A. Driver; James Clemens replaced Henry W. Gjersdal as Assistant Secretary; Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

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

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal 2000 ended negatively for the Fund accounts managed by JWH-Registered Trademark- and Welton. At March 31, 2000, JWH was managing approximately 60% of the Fund's assets and Welton was managing approximately 40% of the Fund's assets.

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

         Item 3.  Quantitative and Qualitative Disclosures
                                About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Trust dated December 31, 1999.

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

                  Exhibit 27    Financial Data Schedule

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                      IDS MANAGED FUTURES, L.P.



Date:   August 14, 2000               By:   CIS Investments, Inc.,
                                      One of its General Partners


                                      By: /s/ Rebecca Steindel
                                          ---------------------
                                               Rebecca Steindel
                                               Treasurer and Secretary


                                      (Duly authorized officer of the General
                                      Partner and the Principal Financial
                                      Officer of the General Partner)