Form 10-Q
period 2000-09-30
IDS MANAGED FUTURES L P
filed 2000-11-09
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                for the quarterly period ended September 30, 2000


                         Commission File Number 0-16515


                            IDS MANAGED FUTURES, L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                          06-1189438
                ---------------------------------------------------
                (State or other jurisdiction of        (I.R.S. Employer
                 incorporation or organization)        Identification #)


            233 South Wacker Dr., Suite 2300, Chicago, IL        60606
            ----------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code: (312) 460-4000
       ------------------------------------------------------------------


                                 Not Applicable
                            -------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2000 and the additional time frames as noted:

                         Fiscal Quarter       Year to Date        Fiscal Year      Fiscal Quarter     Year to Date
                         Ended 9/30/00       Ended 9/30/00      Ended 12/31/99     Ended 9/30/99      Ended 9/30/99
                         -------------       -------------      --------------     -------------      -------------

Statement of
Financial Condition            X                                       X

Statement of
Operations                     X                   X                                     X                  X

Statement of Changes
in Partners' Capital                               X

Statement of
Cash Flows                                         X                                                        X

Notes to Financial
Statements                     X

                            IDS MANAGED FUTURES, L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED

                                                             Sep 30, 2000        Dec 31, 1999
                                                             ------------        ------------
ASSETS
Cash at Escrow Agent                                                     $0                 $0
Equity in commodity futures
   trading accounts:
   Account balance                                               30,246,294         45,354,529
   Unrealized gain (loss) on open
     futures contracts                                           (1,804,060)         2,294,971
                                                           -----------------    ---------------

                                                                 28,442,234         47,649,500

Interest receivable                                                 140,560            183,939
Prepaid G.P. fee                                                    159,170                  0
                                                           -----------------    ---------------

        TOTAL ASSETS                                            $28,741,964        $47,833,439
                                                           =================    ===============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                  $40,059            $40,846
   Accrued management fee                                            86,126            143,998
   Accrued incentive fee                                                  0                  0
   Accrued operating expenses                                        29,246             38,000
   Redemptions payable                                              521,554          1,287,696
   Selling and Offering Expenses Payable                              2,295             18,912
                                                           -----------------    ---------------

      Total liabilities                                             679,280          1,529,452

Partners' Capital:
   Limited partners (118,559.18 units                            27,396,355         45,403,623
     outstanding at 9/30/00, 145,413.46
     units outstanding at 12/31/99) (see Note 1)
   General partners (2,883.58 units outstanding at                  666,329            900,364
    9/30/00 and 12/31/99) (see Note 1)
                                                           -----------------    ---------------
      Total partners' capital                                    28,062,684         46,303,987
                                                           -----------------    ---------------
      TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                                        $28,741,964        $47,833,439
                                                           =================    ===============

Net asset per oustanding unit of partnership interest               $231.08            $312.24

See accompanying notes to financial statements.

                           IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                           Jul 1, 2000         Jan 1, 2000        Jul 1, 1999        Jan 1, 1999
                                                             through             through             through           through
                                                           Sep 30, 2000        Sep 30, 2000       Sep 30, 1999       Sep 30, 1999
                                                           ------------        ------------       ------------       ------------
REVENUES
Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                    ($1,271,187)       ($5,620,111)          ($624,794)       $2,031,638
   Change in unrealized gain (loss)
     on open positions                                         (1,315,019)       ($4,099,031)         (5,230,180)       (6,880,481)
Interest income                                                   428,516         $1,406,347             572,971         1,636,638
Foreign currency transaction gain (loss)                          (75,751)         ($311,353)             90,885           (76,777)
                                                                  --------         ----------             ------           --------

      Total revenues                                           (2,233,441)        (8,624,148)         (5,191,118)       (3,288,982)

EXPENSES

   Commissions paid to AXP Advisors and CIS                       304,158           $952,441             381,998         1,136,804
   Exchange fees                                                   10,726            $41,803              19,452            59,074
   Management fees                                                276,277           $987,857             487,506         1,488,115
   Incentive fees                                                       0                 $0                   0           107,651
   General Partner fee to IDS Futures Corp. and CIS               159,170           $477,510             198,492           595,477
   Taxes Withheld                                                 (49,334)          ($92,124)                  0                 0
   Operating expenses                                               9,394            $28,499              13,500            41,274
                                                                    -----            -------              ------            ------

      Total expenses                                              710,391          2,395,986           1,100,948         3,428,395
                                                                  -------          ---------           ---------         ---------

      NET PROFIT (LOSS)                                       ($2,943,832)      ($11,020,134)        ($6,292,066)      ($6,717,377)
                                                              ===========       ============         ===========       ===========



  PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                            ($23.48)           ($81.16)            ($42.18)          ($45.01)
                                                                  =======            =======             =======           =======

See accompanying notes to the financial statements.

                           IDS MANAGED FUTURES, L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPTIAL
           FOR THE PERIOD JANUARY 1, 2000 THROUGH SEPTEMBER 30, 2000
                                    UNAUDITED

                                                                                Limited            General
                                                             Units*             Partners           Partners            Total
                                                             ------             --------           --------            -----
Partners' capital at January 1, 2000                          145,413.46        $45,403,623            $900,364       $46,303,987

Net profit (loss)                                                               (10,786,099)           (234,035)      (11,020,134)

Additional Units Sold                                           2,579.70            778,100                   0           778,100
(see Note 1)
Less Selling and Organizational Costs                                               (64,357)                  0           (64,357)

Redemptions (see Note 1)                                      (29,433.98)        (7,934,912)                           (7,934,912)
                      -                                       ----------         ----------           ----------       ----------

Partners' capital at September 30, 2000                       118,559.18        $27,396,355            $666,329       $28,062,684
                                                              ==========        ===========            ========       ===========


Net asset value per unit
   January 1, 2000 (see Note 1)                                                     $312.24             $312.24

Net profit (loss) per unit (see Note 1)                                              (81.16)             (81.16)
                                     -                                               ------              ------

Net asset value per unit
  September 30, 2000                                                                $231.08             $231.08

* Units of Limited Partnership interest.


See accompanying notes to the financial statements.

                           IDS MANAGED FUTURES, L.P.
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                             Jan 1, 2000         Jan 1, 1999
                                                               through             through
                                                             Sep 30, 2000        Sep 30, 1999
                                                             ------------        ------------
Cash flows from operating activities:
   Net profit (loss)                                           ($11,020,134)       ($6,717,377)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Decrease (Increase) in unrealized gain on open
       futures and forward contracts                              4,099,031          6,874,069
     (Increase) Decrease in interest receivable                      43,379             (4,612)
     (Increase) Decrease in prepaid general partner fee            (159,170)          (198,492)
     Increase (Decrease) in accrued liabilities                     (84,030)          (132,076)
                                                           -----------------    ---------------

     Net cash provided by (used in)
       operating activities                                      (7,120,924)          (178,488)

Cash flows from financing activities:
   Net proceeds from sale of units                                  713,743          4,988,121
   Partner redemptions                                           (8,701,054)        (5,430,163)
                                                           -----------------    ---------------

   Net cash provided by (used in)
     financing activities                                        (7,987,311)          (442,042)
                                                           -----------------    ---------------

Net increase (decrease) in cash                                 (15,108,235)          (620,531)

Cash at beginning of period                                     $45,354,529         52,649,782
                                                           -----------------    ---------------

Cash at end of period                                           $30,246,294        $52,029,251
                                                           =================    ===============

See accompanying notes to the financial statements.

                            IDS MANAGED FUTURES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


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

The Units are currently offered pursuant to a Prospectus dated April 11, 2000. The minimum subscription size for the offering is $1,000 for investors not affiliated with AEFA. By September 30, 2000, a total of 109,384.38 Units representing a total investment of $37,730,675 of limited partnership interest had been sold in the offering period commencing June 26, 1995. During the quarter ended September 30, 2000, selling commissions of $6,630 were paid to AEFA by the new limited partners and all new investors paid organization and offering expenses totaling $3,315.

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


REVENUE RECOGNITION

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis and marked to market daily. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter-end.

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

Under signed agreement, Welton receives a monthly management fee of 1/4 of 1% of the month-end Net Asset Value of the 1Partnership assets under its management and 18% of the Partnership's net trading profits, if any, attributable to its management.

Effective October 1, 2000, the management and incentive fees earned by JWH and Welton will change to a monthly management fee of 1/6 of 1% of the month-end Net Asset Value of the Partnership assets under each CTA's management and 20% of the Partnership's net trading profits, if any, attributable to each CTA's management.

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

(5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and all of its cash on deposit at the Clearing Broker at all times.

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

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forward transactions. CISFS policies require that it executes transactions only with top rated financial institutions with assets in excess of $100,000,000.


The Partnership holds futures positions on the various exchanges throughout the world and forward positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of September 30, 2000 the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financials and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

The margin requirement at September 30, 2000 was $4,117,956. To meet this requirement, the Partnership had on deposit with the Clearing Broker $24,044,855 in segregated funds, $3,729,835 in secured funds, and $667,544 in non-regulated funds. At September 30, 2000, cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.


The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 2000:

   COMMODITY GROUP                  UNREALIZED GAIN/(LOSS)
   ---------------                  ----------------------
AGRICULTURAL COMMODITIES                  (34,770)

FOREIGN CURRENCIES                     (1,267,265)

STOCK INDICES                             (13,935)

ENERGIES                                 (375,438)

METALS                                   (113,406)

INTEREST RATE INSTRUMENTS                      754
                                     -------------------

TOTAL                                  (1,804,060)

The range of maturity dates of these exchange traded open contracts is October 2000 to September 2001. The average open trade equity for the period of January 1, 2000 to September 30, 2000 was $1,461,139.


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


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operation

                     Fiscal Quarter ended September 30, 2000

The Partnership recorded a loss of $2,943,832 or $23.48 per unit for the third quarter of 2000. This compares to a loss of $6,292,067 or $42.18 per Unit for the third quarter of 1999.

The Partnership posted losses in July and September. Performance in August was up slightly. Markets continued the erratic, trend-less patterns that occurred in the second quarter. Both the John W. Henry & Company, Inc. (JWH) and the Welton Investment Corporation (Welton) experienced losses this quarter. As of September 30, 2000 JWH was managing 61% of the Partnership's assets while Welton was managing the remaining 39%.

In July, an apparent economic slowdown in the U.S., uncertainty over the ending of zero interest rates in Japan and one-half of one percent rise in European interest rates provided a difficult trading environment for the Partnership.

Currency trading provided the lion's share of the losses in the portfolio. Profits in long U.S. dollar positions waned as signs of a slowdown in the U.S. economy weakened the dollar versus major currencies. Most damaging was the aforementioned rise in the European interest rate, which served to bolster an increasingly positive Euro sentiment. The rally in the Euro resulted in the majority of currency losses in June. Many global interest rate positions proved to be unprofitable as short-term volatility over the likely direction of interest rates denied the Partnership of profitable trends. The index sector was down in sympathy with interest rates.

On the positive side, surging petroleum prices allowed long positions in the energy sector to continue to accrue profits. Profitable positions in sugar, soybeans and coffee supported performance in the non-financial markets. Metals' trading was slightly negative. In summation, the Partnership recorded a loss of $1,086,380 or $8.41 per unit in July.

The Partnership benefited from a strong U.S. dollar and a resurgence in energy prices to record a gain in August. Energies contributed the majority of the profits for the month with Brent crude oil prices hitting 10-year highs and U.S. crude coming within $1 of a new post Gulf War record. Long U.S. dollar positions posted gains for the portfolio when the beleaguered Euro sank to a three-month low against the U.S. dollar and dragged the Swiss franc along with it. The British pound also set six-year lows against the U.S. dollar amid the perception that interest rates will hold for some time in Britain. These gains were somewhat offset by losses which occurred when the Japanese economy strengthened, causing a rally against our short Yen position.

Short Nikkei positions proved unprofitable when the Index rose for the month in response to the Bank of Japan's decision to hike interest rates thus ending their 18-month zero interest rate policy. Interest rates, metals and agricultural commodities were unchanged for the month. Profits made by Welton overcame a small loss for JWH which made August a profitable month. The Partnership recorded a gain of $170,910 or $1.35 per Unit in August.

Currency markets were caught off guard September 22 when massive central bank intervention supported the Euro and temporarily halted its decline. After having been up almost 6% earlier in the month, performance suffered when the central banks from Canada, Japan, the United Kingdom and the U.S. agreed to purchase over 6 billion Euros. The Central Bankers intervened because the Euro had declined to a level that could create inflation in its member countries. Their action led to reverberations throughout the currency and interest rate markets. Despite the gains seen early in the month, this intervention caused positions in European and Asian currencies and foreign and U.S. debt markets to be mostly unprofitable. In the energy sector, crude oil prices, after rising to over $39 a barrel, fell sharply on news that OPEC increased production and the Clinton administration released 30 million barrels from the U.S. strategic supply. Despite this increase in supply, crude oil inventory is at a 20 year low and remains susceptible to additional price dislocations. With consumption expected to increase in winter, we feel optimistic about the Partnership's long positions.

Metals were profitable across the board in September with short gold positions tracking the Euro to end the month lower. In addition, long copper positions supported by falling inventories and robust demand were profitable. Agricultural commodities were off slightly due to losses in sugar as world sugar supplies remain burdensome and potential sales from India continue to weigh on the market. The Partnership suffered a loss of $2,028,362 or $16.42 per unit in September.

Effective October 1, fees paid to the Partnership's Trading Advisors, the Welton Investment Company and the John W. Henry Company, were changed. The annual Management fee will now be 2% (down from 4%) while the incentive fee will be 20% (up from 15%) of new net high profits. These changes will reduce the "breakeven" for the Partnership by 2% and put a greater emphasis on profitability.

During the 3rd Quarter, there were 415.97 additional Units sold to Limited Partners (there were no units sold to General Partners). Additional Units sold during the quarter represented a total of $110,500 before the reduction of selling commissions and organizational costs of $9,945. Investors redeemed a total of 8,037.15 Units during the quarter. At the end of the quarter there were 121,442.76 Units outstanding (including 2,883.58 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2000, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

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

Currencies provided some resurrection in the form of a stronger Yen and Euro versus the U.S. dollar. Since mid-July, the Partnership held profitable long positions in the Yen and Euro looking for these currencies to strengthen against the Dollar. Long positions in crude oil performed well as prices rose $2 per barrel during August exceeding $22 per barrel. Gold prices again plummeted through a 20-year low to $253.00 per troy ounce. Notwithstanding these gains, the Partnership posted a loss of $1,689,683 or $11.34 per Unit in August.

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

In April, volatility in stocks led to a stronger U.S. dollar versus Euro and profits for the Partnership. Despite an interest rate increase by European central banks, the dollar reached an all time high versus the Euro. Additional profits were accrued in long dollar positions against the British, Swiss, and Australian currencies. Stock index trading suffered, especially in Japan. Although the Partnership's metals positions were up slightly, overall trading in non-financial markets was down slightly with the energy and food markets showing losses. This was an especially difficult area for Welton, who was down over 7%. The Partnership recorded a loss of $308,529 or $2.22 per unit in April.

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


                                                IDS MANAGED FUTURES, L.P.
                                                -------------------------



Date:   November 9, 2000                  By:   CIS Investments, Inc.,
                                                One of its General Partners


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