Form 10-K
period 2000-12-31
IDS MANAGED FUTURES L P
filed 2001-03-26
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended Commission File No.
                        December 31, 2000 0-16515


                        IDS MANAGED FUTURES, L.P.
          (Exact name of registrant as specified in its charter)

                               Delaware 06-1189438
    (State or other jurisdiction of (I.R.S. Employer Identification #)
                      incorporation or organization)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 28, 2001:
$35,247,327.12






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




Part I

Item 1.  Business

IDS Managed Futures, L.P. (the "Partnership") is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the partnership are CIS Investments, Inc. ("CISI") and IDS Futures Corporation ("IDS Futures") (collectively, the "General Partners"). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the "CE Act") and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. ("CIS" or the "Clearing Broker"), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. ("AEFA"), formerly IDS Financial Services Inc., which acts as the Partnership's introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 2000 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. and Welton Investment Corporation.

CIS is a "Futures Commission Merchant," the General Partners are "Commodity Pool Operators," AEFA is an "Introducing Broker" and the trading advisors to the Partnership are "Commodity Trading Advisors" as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). AEFA and CIS are also registered as broker-dealers with the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission (the "SEC").

Units of limited partnership interest ("Units") were offered initially by AEFA commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995 and August 26, 1997. Units are currently offered pursuant to a Prospectus dated April 11, 2000 and a Supplement to the Prospectus dated January 1, 2001. The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. After the initial purchase price of $250 per Unit, investors purchase Units at the then current net asset value per Unit on the last business day of the month; investors affiliated with the selling agent of the Partnership are not required to pay selling commissions, and the current offering has varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of Units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

At the close of business on February 28, 1995 each Unit was divided into three Units (a "3 for 1 split"), each of which had a Net Asset Value per Unit equal to the Net Asset Value per Unit on February 28, 1995 divided by three. Accordingly, the total number of Units outstanding tripled as of that date.

CIS Financial Services, Inc. ("CISFS"), an affiliate of CIS and CISI, acts as the Partnership's forward contract broker and in that capacity arranges for the Partnership to contract directly for forward transactions in foreign currencies. CISFS is a direct participant in the interbank market for foreign currencies. The Partnership acts as a principal in each transaction entered into with a bank, and CISFS acts only as the Partnership's agent in brokering these transactions.

Under the terms of the Limited Partnership Agreement, the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Partnership's trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into Advisory Contracts with each of John W. Henry and Company, Inc. ("JWH") and Sabre Fund Management Limited ("Sabre"). Commencing on June 16, 1987, after the initial conclusion of the offering period with respect to the Partnership's Limited Partnership Units, JWH and Sabre initially began to provide commodity trading instructions to CIS on behalf of the Partnership. The General Partners felt it appropriate to make a change in trading advisor systems; 70 percent of the assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the Financial and Metals Portfolio, as of February 28, 1989. The remaining assets in the JWH Original Investment Program were closed due to disappointing performance as of October 13, 1989. This money was reallocated to Sabre in early 1990. In February 1991, the General Partners felt it prudent to realign the assets of the Partnership so that JWH and Sabre were each allocated 50% of the trading assets. On July 2, 1997 the General Partners entered into an agreement to add Welton Investment Corporation ("Welton") as an additional independent commodity trading advisor for the Partnership and effective July 8, 1997 the assets of the Partnership were re-allocated among the three independent commodity trading advisors. In accordance with the terms of the Advisory Contract between the Partnership and Sabre, the General Partners elected not to renew the Advisory Contract for Sabre and it expired on December 31, 1997. Since January 1, 1998, all of the assets of the Partnership have been managed by JWH and Welton. Collectively, JWH and Welton are herein referred to as the "Advisors".

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

The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and if necessary, the orderly liquidation of the Partnership's assets. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership's clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into a brokerage clearing agreement and related customer agreements with their affiliates, CIS and AEFA, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (until August 31, 1995 this rate was $50 per round turn trade to CIS which in turn reallocated $30 per round turn trade to AEFA; effective September 1, 1995, which was the first business day of the month following the initial closing of the new offering, the round turn brokerage commission rate was decreased from $50 to $35 per round turn trade to CIS which in turn reallocates $20 per round turn trade to AEFA) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges including surcharges on foreign exchanges with higher incremental costs incidental to the Partnership's trading; and (iii) to receive an annual administrative fee equal, in the case of IDS Futures, to 1.45% of the Partnership's Net Asset Value ("NAV") on the first business day of each fiscal year and, in the case of CISI, to 0.3% of the Partnership's NAV on the first business day of each fiscal year until December 31, 1992. Commencing January 1, 1993, the annual administrative fee payable to IDS Futures was reduced to 1.125% and the annual administrative fee payable to CISI was reduced to 0.25%. Although no increase to brokerage commissions or administrative fees is anticipated, such fees as allowed in the Prospectus may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

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

The Advisory Contracts shall terminate automatically in the event that the Partnership is terminated in accordance with the Amended and Restated Limited Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon Trading Approach; (iii) the Advisor's registration is revoked or not renewed; (iv) there is unauthorized assignment of the Contract by the Advisor;
(v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, become bankrupt or insolvent or has a change in executive officer; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

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

The Partnership initially paid JWH a monthly management fee of 1/4 of 1% of the Partnership's NAV under management as of the end of the month, whether or not the Partnership was profitable, and a quarterly incentive fee of 18% of net trading profits achieved on the NAV of the Partnership assets allocated to such Advisor's management until June 30, 1992. Effective July 1, 1992, the Partnership paid JWH 1/3 of 1% of the month end NAV of the Partnership and a quarterly incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the Partnership began paying JWH 1/6 of 1% of the month end NAV of the Partnership's assets managed by JWH and a quarterly incentive fee of 20% of the Partnership's net trading profits, if any, attributable to its management. Pursuant to an agreement between the Partnership and Welton, the Partnership paid Welton a monthly management fee of 1/4 of 1% of the month-end NAV of the Partnership's assets under its management and a quarterly incentive fee of 18% of net trading profits achieved on the NAV of the Partnership allocated to such Advisor's management. Effective October 1, 2000, the Partnership began paying Welton 1/6 of 1% of the month end NAV of the Partnership's assets managed by JWH and a quarterly incentive fee of 20% of the Partnership's net trading profits, if any, attributable to its management. See Exhibit 10.1 incorporated by reference herein for a description of NAV and trading profits. The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to the Advisor. The calculation and payment of incentive fees is not affected by the performance of the other Advisors.

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

The Partnership's net assets are deposited in the Partnership's accounts with CIS and CISFS, the Partnership's clearing brokers. The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Brokers at a rate equal to 90 percent of the average 90-day Treasury bill rate for U.S. Treasury bills issued during that month.

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

The Partnership's business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership's business, as of December 31, 2000, is set forth under Items 6 and 7 herein.


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



Item 2.  Properties


The Partnership does not utilize any physical properties in the conduct of its business. The General Partners use the offices of CIS and AEFA, at no additional charge to the Partnership, to perform their administration functions, and the Partnership uses the offices of CIS, again at no additional charge to the Partnership, as its principal administrative offices.


Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Part II


Item 5.  Market for the Registrant's Units and Related Security Holder
Matters

(a) There is no established public market for the Units and none is expected to develop.

(b) As of December 31, 2000, there were 112,257.87 Units held by Limited Partners and 2,472.76 Units held by the General Partners. A total of 36,832.33 Units had been redeemed by Limited Partners during the period from January 1, 2000 to December 31, 2000 and 410.82 Units by the General Partners (111,926.70 Units were redeemed prior to calendar year 2000 by Limited Partners and 0 by General Partners). The Partnership's Restated and Amended Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

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


Item 6.  Selected Financial Data



                                Year ended December 31,

                                      1996   1997    1998      1999      2000

1. Operating Revenue (Loss) (000)   10,190  7,619   9,513    (5,873)    2,415
2. Income (Loss) From
    Continuing Operations (000)      6,701  3,778   4,578   (10,406)     (750)
3. Income (Loss) Per Unit            54.14  28.09   30.08
(69.61)     5.75
4. Total Assets (000)               41,669 50,592  58,570    47,833    37,290
5. Long Term Obligations                 0      0       0         0         0
6. Cash Dividend Per Unit                0      0       0         0         0


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits." The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only. The Partnership's net assets are held in a brokerage account with CIS. The Partnership initially earned interest on 100% of the Partnership's average monthly cash balance at a rate equal to 80% of the average yield on the 90-day U.S. Treasury Bills issued during that month until July 31, 1993. Commencing August 1, 1993, the Partnership began to earn interest at a rate of 90% of the average yield on the 90-day U.S. Treasury Bills issued during that month. For the calendar year ended December 31, 2000 CIS had paid or accrued to pay interest of $1,830,812 to the Partnership. Similarly, for the calendar year ended December 31, 1999 CIS had paid or accrued to pay interest of $2,173,010 to the Partnership.

For the fiscal year ended December 31, 2000, investors redeemed a total of 37,243.14 Units for $10,087,973. For the fiscal year ended December 31, 1999, investors redeemed a total of 22,518.55 Units for $7,771,619.

During 2000, Limited Partners purchased 3,676.74 Units for $1,018,228. The General Partners did not purchase any Units in 2000.

On December 31, 2000, the Partnership had unrealized profits of $6,477,053 and cash on deposit of $30,663,859. These positions required margin deposits at CIS of $5,567,507. The total balance of the Partnership's account at CIS was $37,140,912. These figures compare to unrealized profits of $2,294,971 and cash on deposit of $45,354,529, margin requirements of $5,397,536 and total balance of the Partnership's account of $47,649,500 as of December 31, 1999. On December 31, 1998, the Partnership had unrealized profits of $5,740,766 and cash on deposit at CIS of $52,649,782. These positions required margin deposits at CIS of $6,224,367. The total balance of the Partnership's account was $58,390,548.

During the fiscal year ended December 31, 2000, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently trades on recognized global futures exchanges and in over the counter contracts. In the event any credit exposure to a counterparty exceeds 10% of the Partnership's total assets, such exposure will be disclosed.

See note 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in note 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of the daily Net Asset Value of the Partnership. The General Partners also review the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.


Results of Operations

2000

During 2000, total contributions to the Partnership equaled $1,018,228. Investors redeemed Units in the amount of $9,967,525 and the General Partners redeemed Units in the amount of $120,448. The Partnership achieved realized and unrealized gains of $584,673 and interest income of $1,830,812. Total expenses of the Partnership were $3,165,973, resulting in a loss of $750,488 and an increase in the Net Asset Value per Unit of $5.75.

The year 2000 could be broken up into two parts. The first nine months were a continuation of 1999's erratic, directionless futures markets with very few price trends developing which resulted in negative performance. However, the last three months brought strong, broad-based trends in the world's financial markets which allowed for both JWH and Welton to experience a positive 4th quarter.

In the first quarter of 2000, strategic events reversed trends, which led to unprofitable trading. In February, the U.S. Federal Reserve announced that they were buying back part of the debt. This led to a powerful rally in the world's interest rate markets and the Partnership's short positions were closed out at a loss. In March, the decline of the Nasdaq commenced and with it came a dramatic shift of capital from U.S. dollars into yen. This movement of capital hurt the Partnership's long dollar and Euro positions. Prices of agriculture, energy and metals markets were flat during the first quarter.

The second quarter was marked by conflicting economic signals, which often reversed long-term price trends. The dollar, after having lost value in March, was strong in April and then declined in value in May and June. Interest rates, followed a similar direction-less path with the "hard landing or soft landing" question being the primary driver. Through the end of June, the only market sector with defined direction was the energy sector, which has been the Partnership's most consistent source of profits over the past few years.

As the third quarter began, the futures markets continued seeking direction. Metal and agricultural prices were listless. Stock index trading was volatile in the short term and sideways over a longer period. Up trends emerged in the world's bond markets where open trade profits were accrued. In the currency sector, the dollar gained very steadily versus Euro during July and August. By September, the dollar was gaining value on all major currencies. However, on September 22, the European Central Bank intervened to support the Euro. Consequently, price trends reversed dramatically and our accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite the intervention, the Partnership remained long dollar and interest rates and reaped the benefits of those positions as the fourth quarter began. In October, the dollar hit its all-time high versus the Euro and gained substantially versus the Swiss, British and Japanese currencies. By November, interest rate trading became the Partnership's strongest sector as long positions in global bond markets amassed large open trade gains. Strong performance in interest rate markets continued in December. A revival of European currencies provided the bulk of the month's gain in the currency sector. These trends remained in place through year.

Effective January 1, 2001, 50% of the Partnership's assets will be managed by JWH's Financial and Metals Portfolio and 50% by Welton's Diversified Portfolio. This change represents a reduction in JWH's allocation and an increase in Welton's. These trading programs rely on the existence of trends in order to be profitable. In an effort to further diversify the Partnership's trading activities, the General Partners added Welton's Alpha Portfolio as an "overlay" to the existing programs. The Alpha Portfolio is intended to perform its best in trend-less markets. The new allocation is being made in an attempt to lessen the volatility of the Partnerships without reducing upside potential.

1999

The Partnership experienced a disappointing year in 1999. Both JWH and Welton experienced the most difficult performance years in their history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH and Welton.

The first quarter was marked by the advent of the newly formed Euro currency. In March, the conflict in Kosovo led to the U.S. dollar gaining dramatically on the Euro and Swiss franc. As the conflict in Kosovo escalated, the crisis-related selling of these two currencies continued, resulting in profits for the Fund. Short crude oil positions in January and February gave way to long crude oil positions that were sustained throughout the year. Crude oil began its sharp ascent from just under $12/barrel to $25.60/barrel at year-end. This sustained trend proved profitable for the Partnership. However, erratic markets in interest rates in Europe and the Far East along with agricultural markets created losses.

The second quarter was the most profitable for the Fund. Highlights included the rising Nikkei and S&P 500 stock indices and the continued rise of the dollar relative to the Euro and Swiss franc. During May, the U.K. rendered its decision to sell over 50% of its gold reserves. This drove gold prices lower and the Partnership's short positions accrued profits. Short U.S. and European interest rate positions performed well as the Federal Reserve increased the discount rate a one-quarter point in June.

The third quarter was the most difficult quarter for the Partnership. As the crisis in Kosovo began to abate, the Partnership's currency positions in the Euro and Swiss franc quickly reversed and open trade profits were reduced dramatically. Despite another one-quarter point interest rate increase in August, short positions in the U.S. interest rate sector suffered. In the final week of September, 15 European Central Banks announced that they had decided to stop selling gold for the next five years. Subsequently, gold prices rose a staggering $50/ounce and handed gold sellers such as the Partnership a significant loss.

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

In the case of market sensitive instruments which are not exchange traded (i.e., forward currencies), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

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

[Explanatory note: We are not required to provide quarterly information for fiscal year 1999. However, since this information already existed and it is not incorrect to provide it, I thought it would be more efficient to use what we had rather than going back to determine year-end information for 1999.]

The Partnership's Trading Value at Risk in Different Market Sectors The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Partnership's open positions by market category for fiscal year 2000 and 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. During fiscal year 2000, the Partnership's average total capitalization was approximately $35.6 million, and during fiscal year 1999, the Partnership's average total capitalization was approximately $51.4 million.


                       Fiscal Year 2000
----------------------------------------------------------------
---------------- --------- ---------- ---------- ---------------

                 Highest    Lowest     Average        % of
    Market        Value      Value      Value       Average
    Sector       at Risk*  at Risk*   at Risk*   Capitalization**
    ------       -------   --------   --------   ----------------
Interest Rates     $3.5      $0.7       $2.2          5.6%
Currencies         $1.8      $0.3       $1.2          3.4%
Stock Indices      $2.0      $0.3       $0.9          3.1%
Precious Metals    $0.8      $0.2       $0.4          1.2%
Commodities        $0.3      $0.0       $0.1          0.3%
Energy             $0.4      $0.0       $0.2          0.6%
                   ----      ----       ----          ----
Total              $8.8      $1.5       $5.0         14.2%
                   ====      ====       ====         =====


                       Fiscal Year 1999
----------------------------------------------------------------
---------------- --------- ---------- ---------- ---------------

                 Highest    Lowest     Average        % of
    Market        Value      Value      Value       Average
    Sector       at Risk*  at Risk*   at Risk*   Capitalization**
    ------       -------   --------   --------   ----------------
Interest Rates     $4.1      $2.4       $2.8          5.6%
Currencies         $1.8      $1.4       $1.7          3.2%
Stock Indices      $2.5      $0.8       $1.7          3.2%
Precious Metals    $1.0      $0.7       $0.8          1.6%
Commodities        $0.7      $0.6       $0.6          1.0%
Energy             $0.1      $0.0       $0.1          0.3%
                   ----      ----       ----          ----
Total             $10.2      $5.9       $7.7         14.9%
                  =====      ====       ====         =====


* Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Partnership's capitalization at the end of each fiscal quarter during the relevant fiscal year.


                       December 31, 1998
----------------------------------------------------------------
                                              % of Total
Market Sector          Value at Risk          Capitalization
-------------          -------------          --------------
Interest Rates         $ 3.9 million                6.8%
Currencies             $ 0.7 million                1.3%
Stock Indices          $ 0.6 million                1.0%
Precious Metals        $ 0.5 million                0.8%
Commodities            $ 0.1 million                0.2%
Energy                 $ 0.1 million                0.2%
                       -------------                ----
Total                  $ 5.9 million                10.3%
                       =============                =====


Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership, give no indication of this "risk of ruin."


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of 90-day Treasury bill rate. As of December 31, 2000, the Partnership had approximately $30.7 million in Cash on deposit with CIS and CISFS.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.

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

Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc and dollar/pound positions. The General Partners do not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2000, the Partnership's primary exposures were in the DAX (German), FTSE (Britain) and the Nikkei (Japan) stock indices. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various of the industrial metals. The Trading Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cotton, hogs and sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2000. In the past, the Partnership also has had material market exposure to grains, coffee, soy oil, rubber, hogs and cocoa and may do so again in the future. Welton and the Partnership will continue to trade a wide variety of commodity contracts.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.

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

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto appearing later in this document.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2000 and 1999. This information has not been audited.


                          First Quarter       Second Quarter     Third Quarter        Fourth Quarter
                          2000                2000               2000                 2000
Total Revenues            $      (3,397,033)  $     (2,993,674)  $       (2,233,441)  $      11,039,633

Total Expenses            $          933,142  $         752,453  $           710,391  $         769,987

Gross Profit (Loss)       $      (4,330,175)  $     (3,746,127)  $       (2,943,832)  $      10,269,646

Net Profit (Loss)         $      (4,330,175)  $     (3,746,127)  $       (2,943,832)  $      10,269,646

Net Profit per Unit       $          (29.50)  $         (28.18)  $           (23.48)  $           86.91



                          First Quarter       Second Quarter     Third Quarter        Fourth Quarter
                          1999                1999               1999                 1999
Total Revenues            $      (4,271,090)  $       6,173,226  $       (5,191,118)  $     (2,584,263)

Total Expenses            $        1,028,627  $       1,298,820  $         1,100,948  $       1,104,443

Gross Profit (Loss)       $      (5,299,717)  $       4,874,406  $       (6,292,066)  $     (3,688,706)

Net Profit (Loss)         $      (5,299,717)  $       4,874,406  $       (6,292,066)  $     (3,688,706)

Net Profit per Unit       $          (35.15)  $           32.32  $           (42.18)  $          (24.6)


There were no extraordinary, unusual or infrequently occurring items recognized in each full calendar quarter within the two most recent fiscal years, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reporter above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 2000 were as follows:

IDS Futures Corporation

Kristi L. Petersen (born March 1965) is President of IDS Futures Corporation. Ms. Petersen was elected President of IDS Futures in October 2000. Ms. Petersen has been employed by American Express Financial Corporation since August 1997. Since July 2000, she has held the title Vice President of the Non-Proprietary Products Group of American Express Financial Corporation. She has overall responsibility for the non-proprietary products offered thru American Express Financial Advisors' direct investment and limited partnership business. From 1997 to 2000, Ms. Petersen was director of Product Strategy and Development for retirement and wrap products. From 1987 to 1997, she has held numerous product management, strategic planning and financial audit positions within the financial services industry. From June 1995 to July 1997, she was Senior Product Manager of the Investment Products and Business Retirement Plans for U.S. Bank responsible for the overall management and profitability of investment products and business retirement plans distributed through U.S. Bancorp Investments. From August 1994 to September 1995, Ms. Petersen was a Strategic Planning Analyst for U.S. Bank which developed "Bank 2000", the strategic plan for the retail bank through the year 2000. She graduated from St. Cloud State University with a B.S. degree in Finance in 1987 and the University of St. Thomas in 1994 with a M.B.A. in Marketing.

Michael L. Weiner (born in July 1946), Vice President, Secretary and Treasurer. Mr. Weiner is the Vice President-Tax Research and Audit of
American Express Financial Corporation.   He has been employed by
American Express Financial Corporation since 1975. His responsibilities include research, planning and compliance for the American Express Financial Corporation corporate tax group. Mr. Weiner is also an officer of AEFA. Mr. Weiner graduated from the University of Minnesota Law School in 1974 and completed the Masters of Business Administration program at St. Thomas College of Minnesota in 1979.

Peter J. Anderson (born in March 1942), Director. Mr. Anderson is Chairman and Chief Investment Officer of American Express Management Group, Inc. (formerly IDS Advisory Group Inc.), as well as Senior Vice President - Investments and a member of the board of directors of American Express Financial Advisors Inc. Mr. Anderson joined American Express Management Group, Inc. in April 1982 as Senior Vice President - IDS Equity Advisors, a division of American Express Management Group, Inc. He became President of American Express Management Group, Inc. in January 1985. In July 1987 Mr. Anderson was named Senior Vice President of American Express Financial Advisors Inc. and at that point assumed responsibility for common stock mutual funds. In January 1993 Mr. Anderson assumed responsibility for the portfolio management, research and economic functions of American Express Financial Advisors Inc. Mr. Anderson has a B.A. from Yale University and an M.B.A. with a major in finance from Wharton Graduate School.

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

Shaun D. O'Brien (born November 1964) is Vice President and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.

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

Ronald L. Davis (born in September 1953), Vice President. Mr. Davis was elected Vice President of CISI in June 1998. Mr. Davis graduated from Illinois Institute of Technology, Chicago, Illinois with a B.S. in 1975 and with an M.B.A in 1977. He began his career in the futures industry with A.G. Becker, Incorporated in 1980 and joined Cargill Investor Services, Inc. in 1987 as the Administrative Manager of the Fund Services Group. He is responsible for all administrative, accounting and reporting functions of all CISI funds. In June 1998 Mr. Davis became Business Development Manager of the Fund Services Group.

Rebecca S. Steindel (born in April 1965), Secretary and Treasurer. Ms. Steindel was elected Secretary of CISI in September 1997. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

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

Additional CISI officers include James Clemens as Assistant Secretary and Lillian Lundeen as Assistant Secretary


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

All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership. All expenses other than brokerage commissions incurred by the Partnership and administrative fees are paid to persons not affiliated with the Partnership. For the services performed through December 31, 1992 on behalf of the Partnership, the General Partners received an annual administrative fee totaling 1.75% of the Partnership's net assets. On January 1, 1993 this fee was reduced to 1.375%. The General Partners received a total of $636,680 in 2000, $793,969 in 1999 and $680,117 in 1998 for this fee.

CIS, an affiliate of CISI, is the Partnership's clearing broker. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. During the year ended December 31, 2000, the Partnership accrued and paid $1,284,103 in brokerage commissions to CIS and CISFS, as compared to $1,626,723 in 1999 and $1,354,116 in 1998. Of these commissions, $20 per round turn trade is paid to AEFA as the Partnership's introducing broker and $15 is retained by CIS as clearing broker (based on a commission rate of $35 per round turn trade). Prior to September 1, 1995, $30 per round turn trade was paid to AEFA and $20 was retained by CIS (based on a commission rate of $50 per round turn trade).


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 2000, no person was known to the Partnership to own beneficially more than 5% of the outstanding Units.

(b) As of December 31, 2000, the General Partners beneficially owned 2,472.76 Units or approximately 2.16% of the Units outstanding as of that date.

(c) As of December 31, 2000, no arrangements were known to the registrant, including any pledges by any person of Units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a)  None other than the compensation arrangements described herein.

(b)  None.

(c)  None.

(d)  Not Applicable.

Part IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form
8-K

(a)  The following documents are included herein:

(1)  Financial Statements:
         a. Report of Independent Public Accountants.
         b. Statements of Financial Condition as of December 31, 2000 and 1999.
         c. Statements of Operations, Statements of Partners' Capital and Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
         d. Notes to Financial Statements.

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

Date:  March _______, 2001                IDS Managed  Futures, L.P.


By:  IDS Futures Corporation           By:  CIS Investments, Inc.
       (General Partner)                              (General Partner)


By:  ______________________      By:_______________________
       Kristi L. Peterson                            Bernard W. Dan
       President                                        President


By:  ______________________      By:_______________________
       Michael L. Weiner                          Shaun D. O'Brien
       Vice President, Secretary              Vice President and
Treasurer
       and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March ________, 2001


-------------------------        -------------------------
      Kristi L. Petersen                             Bernard W.Dan
      Director and President                    Director and President


-------------------------        -------------------------
      Peter J. Anderson                           Barbara A. Pfendler
      Director                                           Director and
Vice President


------------------------          -------------------------
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

10.5 Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and John W. Henry & Company, Inc.

10.6 Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.

10.7 Ammended and Restated Advisory Contract dated December 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.

Note:   Exhibits 3.1, 10.1, 10.2 and 10.3 are incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996.




IDS MANAGED FUTURES, L.P.




Table of Contents




Independent Auditors'
Report

Financial Statements:
     Statements of Financial Condition,
        December 31, 2000 and
1999
    Statements of Operations,
        Years ended December 31, 2000, 1999 and
1998

     Statements of Changes in Partners' Capital,
         Years ended December 31, 2000, 1999 and
1998

     Statements of Cash Flows,
         Years ended December 31, 2000, 1999 and
1998

Notes to Financial
Statements

Acknowledgment









                           Independent Auditors Report



 The Partners
 IDS Managed Futures, L.P.:


We have audited the accompanying statements of financial condition of IDS Managed Futures, L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures, L.P. as of December 31, 2000 and 1999, and the results of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.







     KPMG L.L.P.




     Chicago, Illinois

     January 26, 2001







                              IDS MANAGED FUTURES, L.P.

                          Statements of Financial Condition

                             December 31, 2000 and 1999

                                       Assets                                                2000            1999

Assets:
    Equity in commodity futures trading accounts:
      Cash on deposit with Brokers                                                    $     30,663,859      45,354,529
      Unrealized gain on open contracts                                                      6,477,053       2,294,971

                                                                                            37,140,912      47,649,500

    Interest receivable                                                                        149,157         183,939

            Total assets                                                              $     37,290,069      47,833,439

                          Liabilities and Partners' Capital
Liabilities:
    Accrued commissions on open contracts
      due to AXP Advisors and CIS                                                     $         69,382          39,204
    Accrued exchange, clearing and NFA fees                                                      2,013           1,642
    Accrued management fees                                                                     61,698         143,998
    Accrued operating expenses                                                                  38,000          38,000
    Accrued selling commissions and organization
      and offering expenses                                                                     14,235          18,912
    Redemptions payable                                                                        620,987       1,287,696

            Total liabilities                                                                  806,315       1,529,452

Partners' capital:
    Limited partners (112,257.87 and 145,413.46
      units outstanding at December 31, 2000
      and 1999, respectively)                                                               35,697,427      45,403,623
    General partners (2,472.76 and 2,883.58 units outstanding
       at December 31, 2000 and 1999, respectively)                                            786,327         900,364

            Total partners' capital                                                         36,483,754      46,303,987

              Total liabilities and partners' capital                                 $     37,290,069      47,833,439

See accompanying notes to financial statements.




                                               IDS MANAGED FUTURES, L.P.

                                               Statements of  Operations

                                           December 31, 2000, 1999, and  1998



                                                                          2000             1999              1998
Revenues (losses):
    Gain (loss) on trading of commodity contracts:
      Realized gain (loss) on closed positions                     $    (3,349,820)       (4,572,598)        4,255,156
      Change in unrealized gain (loss)
        on open contracts                                                 4,182,082       (3,445,795)        3,286,118
    Interest income                                                       1,830,812         2,173,010        2,148,711
    Foreign currency transaction loss                                     (339,713)          (27,862)        (177,410)
    Other income                                                             92,124                 0                0

              Total revenues (losses)                                     2,415,485       (5,873,245)        9,512,575

Expenses:
    Commission paid to AXP Advisors and CIS                               1,284,103         1,626,723        1,354,116
    Exchange, clearing and NFA fees                                          51,012            71,199           64,522
    Management fees                                                       1,153,332         1,919,833        1,852,486
    Incentive fees                                                                0           107,651          876,259
    General partner fee to IDSFC and CISI                                   636,680           793,969          680,117
    Operating expenses                                                       40,846            13,463          106,578

              Total expenses                                              3,165,973         4,532,838        4,934,078

              Net profit (loss)                                    $      (750,488)      (10,406,083)        4,578,497

Profit (loss) per unit of limited partnership interest             $           5.75           (69.61)            30.08
Profit (loss) per unit of general partnership interest                         5.75           (69.61)            30.08


See accompanying notes to financial statements.









                        IDS MANAGED FUTURES, L.P.

                Statements of Changes in Partners' Capital

            Years ended December 31, 2000, 1999, and 1998



                                                                                                             Total
                                                                             Limited         General       partners'
                                                           Units*           Partners        Partners        Capital

Balance at December 31, 1997                               137,994.05  $      48,541,669       921,332       49,463,001

Sale of partnership interests                               24,695.83          9,378,300       100,000        9,478,300
Selling commissions and organization
   and offering costs                                               0          (822,213)       (3,000)        (825,213)

Net sales of partnership interests                          24,695.83          8,556,087        97,000        8,653,087

Net profit                                                          0          4,495,723        82,774        4,578,497

Redemptions                                               (14,354.27)        (4,951,407)             0      (4,951,407)

Balance at December 31, 1998                               148,335.61         56,642,072     1,101,106       57,743,178

Sale of partnership interests                               19,596.40          7,369,700             0        7,369,700
Selling commissions and organization
   and offering costs                                               0          (631,189)             0        (631,189)

Net sales of partnership interests                          19,596.40          6,738,511             0        6,738,511

Net loss                                                            0       (10,205,341)     (200,742)     (10,406,083)

Redemptions                                               (22,518.55)        (7,771,619)             0      (7,771,619)


Balance at December 31, 1999                               145,413.46         45,403,623       900,364       46,303,987

Sale of partnership interests                                3,676.74          1,111,600             0        1,111,600
Selling commissions and organization
   and offering costs                                               0           (93,372)             0         (93,372)

Net sales of partnership interests                           3,676.74          1,018,228             0        1,018,228

Net profit ( loss)                                                  0          (756,899)         6,411        (750,488)

Redemptions                                               (36,832.33)        (9,967,525)     (120,448)     (10,087,973)

Balance at December 31, 2000                               112,257.87  $      35,697,427       786,327       36,483,754

Net asset value per unit at December 31, 2000                          $          317.99        317.99

Net asset value per unit at December 31, 1999                          $          312.24        312.24

Net asset value per unit at December 31, 1998                          $          381.85        381.85

*Units of limited partners.


See accompanying notes to financial statements.







                                          IDS MANAGED FUTURES, L.P.

                                             Statements of Cash Flows

                           Years ended December 31, 2000, 1999, and 1998


                                                                          2000              1999             1998

Cash flows from operating activities:
    Net profit (loss)                                              $       (750,488)      (10,406,083)       4,578,497
    Adjustments to reconcile net profit (loss) to
      net cash provided by (used in) operating activities :
        Decrease (increase) in unrealized gain (loss)
          on open contracts                                              (4,182,082)         3,445,795     (3,286,118)
    Change in assets and liabilities:
        Decrease (increase) in interest receivable                            34,782           (4,164)          21,942
        Decrease in accrued liabilities                                     (56,428)         (276,695)       (120,593)

             Net cash provided by (used in) operating activities         (4,954,216)       (7,241,147)       1,193,728

Cash flows from financing activities:
    Net proceeds from sale of units                                        1,018,228         6,738,511       8,653,456
    Partner redemptions                                                 (10,754,682)       (6,792,617)     (5,133,469)

             Net cash provided by (used in) financing activities         (9,736,454)          (54,106)       3,519,987

             Net increase (decrease) in cash                            (14,690,670)       (7,295,253)       4,713,715

Cash at beginning of year                                                 45,354,529        52,649,782      47,936,067

Cash at end of year                                                $      30,663,859        45,354,529      52,649,782


See accompanying notes to financial statements.






                        IDS MANAGED FUTURES, L.P.

                          Notes to Financial Statements

                    December 31, 2000, 1999, and 1998


(1)    General Information and Summary

IDS Managed Futures, L.P. (the Partnership), a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act, was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The Partnership began trading on June 16, 1987. The General Partners are IDS Futures Corporation (IDSFC) and CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

Units of the Partnership representing an additional investment of $80,000,000 were offered through December 31, 2000 by American Express Financial Advisors Inc. (AEFA), formerly IDS Financial Services Inc. By December 31, 2000, a total of 188,776 units representing a total investment of $57,845,047 of limited partnership interest had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 1,606 additional units representing a total investment of $459,880. Selling commissions of $3,357,188 were paid to AEFA by the new limited partners. All new investors paid organization and offering expenses totaling $2,396,489. See the IDS Managed Futures, L.P. prospectus dated August 26, 1997 for further details concerning the offerings.

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

(2)    Summary of Significant Accounting Policies

The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies that the Partnership follows in preparing its financial statements.

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

The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Brokers at a rate equal to 90% of the average 91-day Treasury bill rate for U.S. Treasury bills issued during that month.

Redemptions

No redemptions are permitted by a subscriber during the first six months after he or she has been admitted to the Partnership. Thereafter, a limited partner may cause any or all of his or her units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership based on the net asset value per unit on ten days' written notice to the General Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership's Limited Partnership Agreement contains a full description of redemption and distribution procedures.

Selling Commissions and Organizational and Offering Costs

Selling commissions and ongoing organizational and offering costs are paid by all the new investors.

Commissions

Effective January 18, 1999, brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts, as opposed to a round-turn basis prior to this date. Prior to January 18, 1999 the Partnership paid CIS commissions on trades executed on its behalf at a rate of $35.00 per round-turn contract. Effective January 18, 1999, the rate changed to $17.50 per half-turn contract. The Partnership pays this commission directly to CIS and CISFS, and CIS then reallocates the appropriate portion to AEFA.

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

Statements of Cash Flows

For purposes of the statements of cash flows, cash includes cash on deposit with Brokers in commodity futures trading accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)   Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly, and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statement were made by the following Commodity Trading Advisors (CTAs): John W. Henry & Company, Inc. (JWH) and Welton Investment Corporation (Welton).

Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the month-end net asset value of the Partnership under its management and an incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value and to increase the incentive fee to 20% of the net trading profits. Under signed agreement, prior to October 1, 2000, Welton received a monthly management fee of 1/12 of 3% of the month-end net asset value of the Partnership under its management and an incentive fee of 18% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with Welton was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net assets value and to increase the incentive fee to 20% of the net trading profits.

The Partnership pays an annual administrative fee of 1.125% and .25% of the beginning of the year net asset value of the Partnership to IDSFC and CISI, respectively.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0, $0, and $71,906 for the years ended December 31, 2000, 1999, and 1998, respectively, and is included in operating expenses in the statement of operations.

(5)   Financial Instruments with Off-balance Sheet Risk

The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and its related cash balance are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impairs the ability of the Brokers to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus has no direct market exposure.

The contractual amounts of commitments to purchase and sell exchange traded futures contracts were $466,717,933 and $80,709,675, respectively, on December 31, 2000 and $91,125,485 and $158,096,821, respectively, on December 31, 1999.
The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The average fair value of commodity interests was $1,923,836, $2,782,169, and $3,929,112 during 2000,
1999, and 1998, respectively. Fair value as of December 31, 2000 and 1999 was $6,477,053 and $2,294,971, respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Partnership holds futures and futures options positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forwards currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. As of December 31, 2000, the Partnership has contracts with two CTAs who make the trading decisions. One of the CTAs trades a program diversified among all commodity groups, while the other is diversified among the various futures contracts in the financial and metals group. Both CTAs trade on U.S. and non-U.S. exchanges. Such diversification should greatly reduce this market risk.

At December 31, 2000, the cash requirement of the commodity interests of the Partnership was $5,567,507. This cash requirement was met by $30,001,505 held in segregated funds, $5,331,463 held in secured funds and $1,807,944 held in non-regulated funds. At December 31, 1999, the cash requirement of the commodity interests of the Partnership of $5,397,536 was met by $42,146,603 being held in segregated funds and $5,502,897 being held in secured funds. At December 31, 2000 and 1999, cash was on deposit with the Brokers that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership at December 31, 2000 and 1999:


        Commodity Group                2000             1999
                                              ----------------
---------------
              Agricultural          $     110,072           71,690
        Currency                       3,021,964         454,130
        Stock Indices                   282,271      1,012,382
        Energies                          117,050           17,459
        Metals                            (290,494)         129,159
        Interest                         3,236,190          610,151
                                            ----------------
---------------

                 Total               $   6,477,053       2,294,971
                                     ============    ==========


The range of expiration dates of these exchange traded open contracts is January 2001 to December 2001.


Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.





---------------------------------------------------
Rebecca S. Steindel
Treasurer, CIS Investments, Inc.,
One of the General Partners and Commodity Pool Operators of IDS Managed Futures, L.P.




AMENDMENT TO ADVISORY CONTRACT

This Amendment ("Amendment") to the Advisory Contract (the "Agreement") dated as of March 27 1987, by and among IDS MANAGED FUTURES, L.P. (the "Partnership"), IDS FUTURES CORPORATION ("IDS"), CIS INVESTMENTS, INC. ("CISI"), JOHN W. HENRY & COMPANY, INC. (the "Advisor"), and Sabre Fund Management Limited, is made this 29th day of September, 2000.

W I T N E S S E T H:

WHEREAS, the parties hereto entered into the Agreement to set forth the terms and conditions upon which the Advisor renders advisory services in connection with the Partnership's commodity interest trading activities; WHEREAS, the Agreement was amended as of January 23, 1992 to increase the annual management fee paid by the Partnership to the Advisor from 3% to 4% and to decrease the incentive fee paid by the Partnership to the Advisor from 18% to 15%;

WHEREAS, the Agreement was further amended to extend the term of the Agreement on April 30, 1996 and December 22, 1999; and

WHEREAS, the parties hereto desire to further amend the Agreement to reflect a change in the management and incentive fees paid by the Partnership to the Advisor.

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of all of which are hereby acknowledged, the parties hereto agree as follows:

1. Amendment. The first paragraph of Section 5 of the Agreement (as amended as of January 23, 1992) shall be stricken and replaced with the following paragraph:

In consideration of and in compensation for the performance of JWH's services under this Agreement, the Partnership agrees that it will pay the following: (i) a monthly management fee equal to 1/6 of 1% of the Partnership's Net Asset Value (as hereinafter defined) under the management of JWH as of the end of the month; and (ii) a quarterly incentive fee of twenty percent (20%) of Trading Profits (as hereinafter defined) on the Net Asset Value (as hereinafter defined) of the Partnership assets allocated by the General Partners to JWH's management. Trading Profits shall be computed as of the close of trading on the last day of each calendar quarter (March 31, June 30, September 30 and December 31). Trading Profits shall be computed solely on the performance of JWH and shall not include or be affected by the performance of any other Advisor. Payment of the management fee and of the incentive fee shall be made as soon as practicable following the end of the period to which they relate. The management fee shall be paid monthly and deducted prior to the calculation of the quarterly incentive fee.

2. Effective Date. The effective date of this Amendment shall be October 1, 2000.

3.       Miscellaneous.

a) Except as amended hereby, the Agreement shall remain in full force and effect and is hereby ratified and confirmed.

(b) This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original, but all such separate counterparts shall constitute but one and the same instrument.
*        *        *        *        *

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.

IDS MANAGED FUTURES, L.P.
By:  CIS Investments, Inc., its General Partner
By:   /s/  Barbara A. Pfendler
Name:    Barbara A. Pfendler
Title:      Vice President

By:  IDS Futures Corporation, its General Partner
By:  /s/ John C. Boeder
Name:  John C. Boeder
Title:    President

CIS INVESTMENTS, INC.
By:   /s/ Ronald L. Davis
Name:   Ronald L. Davis
Title:     Vice President

IDS FUTURES CORPORATION
By:  /s/ John C. Boeder
Name:  John C. Boeder
Title:    President

JOHN W. HENRY & COMPANY, INC.
By: /s/ David M. Kozak
Name: David M. Kozak
Title:   Senior Vice President



AMENDMENT TO
ADVISORY CONTRACT

This Amendment ("Amendment") to the Advisory Contract (the "Agreement") dated as of July 2, 1997, by and among IDS Managed Futures, L.P. (the "Partnership"), IDS Futures Corporation ("IDS"), CIS Investments, Inc. ("CISI"), and Welton Investment Corporation (the "Advisor") is made this 29th day of September, 2000.

W I T N E S S E T H:

WHEREAS, the parties hereto entered into the Agreement to set forth the terms and conditions upon which the Advisor renders advisory services in connection with the Partnership's commodity interest trading activities; and WHEREAS, the parties hereto desire to amend the Agreement to reflect a change in the management and incentive fees paid by the Partnership to the Advisor.

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of all of which are hereby acknowledged, the parties hereto agree as follows:

1.  Amendment.  Section 6 of the  Agreement  shall be amended as  follows:
(a) in the third line of the first paragraph, "1/12 of 3%" shall be stricken and replaced with "1/12 of 2%"; and (b) in the fifth and sixth lines of the first paragraph, "Eighteen Percent (18%)" shall be stricken and replaced with "Twenty Percent (20%)".

2. Effective Date. The effective date of this Amendment shall be October 1, 2000.

3.  Miscellaneous.
(a) Except as amended hereby, the Agreement shall remain in full force and effect and is hereby ratified and confirmed.

(b) This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original, but all such separate counterparts shall constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.


IDS MANAGED FUTURES, L.P.
By:  CIS Investments, Inc., its General Partner
By:   /s/ Barbara A. Pfendler
Name:   Barbara A. Pfendler
Title:     Vice President

By:  IDS Futures Corporation, its General Partner
By:  /s/ John C. Boeder
Name:  John C. Boeder
Title:    President

CIS INVESTMENTS, INC.
By:   /s/ Ronald L. Davis
Name:   Ronald L. Davis
Title:     Vice President

IDS FUTURES CORPORATION
By:  /s/ John C. Boeder
Name:  John C. Boeder
Title:    President

WELTON INVESTMENT CORPORATION
By:  /s/ David S. Nowlin
Name:  David S. Nowlin
Title:    Vice President of Administrative Operations






IDS Managed Futures, L.P.


Amended and Restated Advisory Contract
THIS AMENDED AND RESTATED ADVISORY CONTRACT is made and entered into as of the 29th day of December, 2000 (the "Agreement"), by and among IDS Managed Futures, L.P., a Delaware limited partnership (the "Partnership"), IDS Futures Corporation, a Minnesota corporation ("IDS Futures"), CIS Investments, Inc., a Delaware corporation ("CISI") (IDS Futures and CISI are collectively referred to as the "General Partners" and individually referred to as a "General Partner") and Welton Investment Corporation, a Delaware corporation ("Welton");
Witnesseth:
WHEREAS, the Partnership was organized primarily for the purpose of trading, buying, selling, spreading or otherwise acquiring, holding or disposing of commodity futures contracts on U.S. exchanges and, in addition, from time to time the Partnership also may engage in transactions in futures contracts on foreign exchanges, forward contracts, options on commodity futures contracts and physical commodities on U.S. exchanges and other commodity interests (collectively "Commodities");

WHEREAS, the Partnership is currently engaged in an offering ("Offering") of units of limited partnership interest in the Partnership (the "Units") through American Express Financial Advisors Inc., an affiliate of IDS Futures Corporation, and in connection therewith, the Partnership has previously filed with the United States Securities and Exchange Commission (the "SEC"), pursuant to the United States Securities Act of 1933, as amended (the "1933 Act"), a registration statement on Form S-1 effective June 26, 1995, to register an additional $50,000,000 in aggregate Units plus the unsold amount from prior offerings, and has subsequently filed six post-effective amendments with the SEC with the most recent being declared effective April 11, 2000. The Partnership is in the process of filing a supplement to the current prospectus to extend the offering period of the offering and update financial and certain other information. (The above-referenced registration statement, together with all amendments thereto, shall be referred to herein as the "Registration Statement" and the prospectus together with all supplements thereto in substantially the final form filed with the SEC under the Act shall be referred to herein as the "Prospectus");

WHEREAS, the General Partners, the Partnership and Welton entered into an Advisory Contract dated as of July 2, 1997 which set forth the terms and conditions upon which Welton renders and implements commodity trading services in connection with the Partnership's commodity trading activities;

WHEREAS, the parties entered into an Amendment to Advisory Contract dated September 29, 2000 to reflect a change in the management and incentive fees paid by the Partnership to Welton;

WHEREAS, the General Partners desire to have Welton utilize its Alpha Portfolio to manage a second account for the Partnership pursuant to the terms and conditions set forth herein; and

WHEREAS, the General Partners, the Partnership and Welton desire to amend the Advisory Contract to reflect that Welton will manage two accounts for the Partnership - one that utilizes Welton's Diversified Portfolio and another that utilizes Welton's Alpha Portfolio - and to restate it, as amended, in its entirety.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL COVENANTS AND CONDITIONS HEREINAFTER SET FORTH, the parties hereto hereby agree as follows:

1. Duties of the Advisor. The Partnership hereby appoints Welton as its exclusive attorney-in-fact to invest and reinvest in Commodities the assets of the Partnership which the General Partners allocate to Welton on the terms and conditions set forth herein. This limited power-of-attorney is a continuing power and shall continue in effect with respect to Welton until terminated hereunder. To this end, Welton (i) agrees to act as one of the commodity trading advisors employed by the General Partners on behalf of the Partnership, and specifically, to exercise discretion with respect to that portion of the assets of the Partnership which the General Partners allocate to Welton's management upon the terms and conditions, and for the purposes, set forth in this Agreement and in the Prospectus of the Partnership relating to the offering of Units, and
(ii) shall have sole authority and responsibility for directing the investment and reinvestment of the Partnership's assets allocated to it in Commodities for the term of this Agreement pursuant to Welton's trading systems, methods and strategies included in Welton's Diversified Portfolio and Alpha Portfolio, a description of each such trading approach which is set forth in Welton's commodity trading advisor disclosure document dated June 30, 2000 and is made a part hereof. Hereinafter, Welton's Diversified Portfolio is referred to as the "Diversified Portfolio," Welton's Alpha Portfolio is referred to as the "Alpha Portfolio" and, collectively, the Diversified Portfolio and the Alpha Portfolio are referred to as Welton's "Trading Approaches."

To the extent that assets of the Partnership are invested in United States Treasury bills or other investments approved by the Commodity Futures Trading Commission ("CFTC") for the investment of "customer" funds or are held in cash, the General Partners will have the responsibility for the management thereof in investments other than Commodities. Welton will use its good faith best efforts in determining the investment and reinvestment of the Partnership's assets allocated to it in compliance with the Partnership's Trading Policies and limitations as set forth in Section 12 the Partnership's Amended and Restated Agreement of Limited Partnership dated as of September 30, 1994 (hereinafter referred to as the "Trading Policies"), and in accordance with Welton's Trading Approaches, and, to the extent Welton is notified thereof and (except as set forth in the last sentence of this paragraph) agrees thereto, in accordance with revisions to such Trading Policies and limitations made by the General Partners (each using its good faith business judgment) in accordance with the terms of this Agreement and the Prospectus. In the event that the General Partners shall, in their sole discretion, determine that any trading instruction issued by Welton violates the Partnership's Trading Policies or limitations, or for any other reason, is not in the best interests of the Partnership, then the General Partners may override such trading instruction upon prior notice to Welton, if practical, or, otherwise, as soon as possible thereafter. Nothing herein shall be construed to prevent the General Partners from imposing any limitation(s) on the trading activities of the Partnership beyond those enumerated in the Prospectus if the General Partners determine (each using its good faith business judgment) that such limitation(s) are necessary in the best interests of the Partnership, in which case Welton will adhere to such limitations following written notification thereof.

In the event that Welton wishes to use a Trading Approach other than or in addition to the Trading Approaches set forth in the Prospectus in connection with its trading for the Partnership, either in whole or in part, it may not do so unless Welton gives the General Partners prior written notice of its intention to utilize such different Trading Approach, including a description of such different Trading Approach and the General Partners consent thereto in writing.

Welton also agrees to give the Partnership prior written notice of any proposed material change in its Trading Approaches as set forth in the Prospectus, and agrees not to make any material change in such Trading Approaches (as applied to the Partnership) without the prior express written approval of the General Partners, it being understood that Welton shall be free to institute non-material changes in its Trading Approaches (as applied to the Partnership) without such prior written approval. Without limiting the generality of the foregoing, refinements to Welton's Trading Approaches, the addition or deletion of Commodities to or from Welton's Trading Approaches, or a change not exceeding 25% in the leverage of any such Trading Approaches, shall not be deemed a material change in Welton's Trading Approaches, and prior approval of the General Partners shall not be required therefor.

All purchases and sales of Commodities shall be for the account and risk of the Partnership.

2. Indemnification. Neither Welton, its employees, directors, officers, shareholders or partners, or any person who controls or who is controlled by Welton, shall be liable to the General Partners, their officers, directors, shareholders or employees, or the Partnership, its partners or any of their successors or assigns under this Agreement, except by reason of acts or omissions in contravention of the express terms of this Agreement or due to their misconduct or negligence or by reason of not having acted in good faith in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Partnership; it being understood that, without limiting Welton's liability hereunder, trading profits or losses incurred on behalf of the Partnership shall be for the account of the Partnership and Welton shall not incur any credit or liability for such profits or losses and Welton shall not in any way be responsible for the acts or omissions of the other trading advisors.

Welton, and each officer, director, shareholder, partner and employee of Welton, and each person who controls and who is controlled by Welton, shall be indemnified by the Partnership, to the fullest extent permitted by law, against any losses, judgments, liabilities, expenses (including reasonable attorneys' fees and accountants' fees) and claims, including settlements, incurred or sustained by Welton in connection with any acts or omissions of Welton relating to its management of its allocable share of Partnership assets pursuant to this Agreement or with its status as a trading advisor to the Partnership, provided that (i) there has been no judicial determination that such liability was the result of negligence, misconduct or a breach of this Agreement on the part of Welton, nor (ii) any judicial determination that Welton, and its officers, directors, shareholders, partners and employees (as applicable), and each person controlling or controlled by Welton, did not act (or took no action) in good faith and in a manner reasonably believed by it and them to be in, or not opposed to, the best interests of the Partnership. Any such indemnification involving a material amount, unless ordered or expressly permitted by a court, shall be made by the Partnership only upon the written advice of independent counsel acceptable to the Partnership that Welton has met the applicable standard of conduct described above.

Expenses incurred in defending a threatened or pending civil, administrative or criminal action, suit or proceeding against the foregoing indemnitees may be paid by the Partnership or the General Partners in advance of the final disposition of such action, suit or proceeding if (i) the legal action, suit or proceeding, if not sustained, would entitle the indemnitees to indemnification pursuant to the preceding paragraph, and (ii) Welton undertakes to repay the advanced funds to the Partnership and the General Partners in cases in which the foregoing indemnitees are not entitled to indemnification pursuant to the preceding paragraph. Expenses incurred in defending a threatened or pending civil, administrative or criminal action, suit or proceeding against Welton and one or both General Partners shall be paid initially by such General Partner(s), subject to subsequent proportionate reimbursement by Welton in the event of an unfavorable determination with respect to Welton; provided, that such initial payment of expenses shall not be made by such General Partner(s) on behalf of Welton if Welton elects to be represented by counsel of its own choice or if the defense of Welton involves distinct issues of law or of fact, and, provided further, that in the event of the initial payment of such expenses by such General Partner(s), such General Partner(s) shall have the exclusive right to select counsel.

3. Obligations of the Partnership and Welton. The Partnership, the General Partners and Welton (only with respect to making the disclosures regarding itself set forth in the immediately following sentence) respectively agree to cooperate and use their good faith best efforts in connection with (a) the preparation of amendments to the Registration Statement and the Prospectus; (b) the filing of amendments to the Registration Statement and the Prospectus with such governmental and self-regulatory authorities as the General Partners deem appropriate for the registration and sale of the Units and the taking of such other actions not inconsistent with this Agreement as the General Partners may determine to be necessary or advisable in order to make the proposed offer and sale of Units lawful in any jurisdiction; and (c) causing the amendments to the Registration Statement to remain effective under the 1933 Act and the securities or Blue Sky laws of such jurisdictions as the General Partners may deem appropriate. Welton agrees to make all necessary disclosures regarding itself, its officers, partners and principals, trading performance, Trading Approaches, customer accounts (other than the names of customers or any other information which Welton deems to be proprietary or confidential, unless such disclosure is required by law or regulation, including, without limitation, all material disclosures required in connection with the preparation and filing of the Registration Statement or Prospectus) and otherwise as may be required, in the reasonable judgment of the General Partners, to be made in the Registration Statement and Prospectus and in such applications. No description of Welton in the Registration Statement, Prospectus, promotional material or otherwise may be distributed by the General Partners without the prior consent of Welton.

Welton agrees to participate in "road show" and similar presentations in connection with the offering of the Units to the extent reasonably requested by the General Partners, on the following conditions: (i) all reasonable expenses incurred by Welton in the course of such participation will be for the account of the General Partners or the Partnership, and if paid directly by Welton shall be reimbursed to Welton, (ii) Welton shall not be obligated to take any action which might require registration as a broker-dealer or investment adviser under any applicable federal or state law, and (iii) Welton shall not be required to assist in "road show" or similar presentations to the extent that, on the advice of counsel, Welton reasonably believes that doing so would interfere with Welton's trading activities or be unlawful. The parties acknowledge that Welton has not been, either alone or in conjunction with the General Partners or their affiliates, an organizer or promoter of the Partnership.

4. Advisor Independence. Welton is and shall for all purposes herein be deemed to be an independent contractor with respect to the Partnership, the General Partners and the other trading advisors of the Partnership, and shall, unless otherwise expressly authorized, have no authority to act for or to represent the Partnership, the General Partners or the other trading advisors in any way or otherwise be deemed to be a general agent of the Partnership, the General Partners or the other trading advisors.

The Partnership and the General Partners acknowledge that the Trading Approaches of Welton are the confidential property of Welton. Nothing in this Agreement shall require Welton to disclose the confidential or proprietary details of Welton's Trading Approach, except (i) to the extent required by law or regulation, (ii) to the extent that such details may have come to be disseminated to the general public through the actions or omissions of persons other than the General Partners or the Partnership, or (iii) to the extent such details are disclosed in the Registration Statement. The Partnership and the General Partners further agree that they will keep confidential and will not disseminate Welton's trading advice to the Partnership, except as, and to the extent, that it may be determined by the General Partners to be (i) necessary for professional service providers or affiliates of the General Partners to provide ordinary business services to the Partnership, (ii) the performance of brokerage services with the Partnership's commodity broker(s), or (iii) required by law or regulation.

5. Commodity Broker. All Commodities trades for the account of the Partnership shall be made through such commodity broker or brokers as the General Partners direct. Welton shall have authority to communicate all orders directly to such broker(s). Welton shall not have any authority or responsibility in selecting or supervising any broker for execution of Commodities trades of the Partnership or for negotiating commission rates to be charged therefor. At the present time it is contemplated that the Partnership will execute all Commodities trades through Cargill Investor Services, Inc. ("CIS") and that brokerage commissions payable by the Partnership will equal (i) $35 per round turn plus applicable exchange, clearing, NFA fees, give-up charges and international differentials for trades executed by Welton for the Partnership's account managed pursuant to the Diversified Portfolio (the "Diversified Portfolio Account") and (ii) the cost (including applicable exchange, clearing, NFA fees, give-up charges and international differentials) incurred by CIS for trades executed by Welton for the Partnership's account managed pursuant to the Alpha Portfolio (the "Alpha Portfolio Account"). Welton shall be notified in writing by the General Partners if any Commodities trades for either account of the Partnership are to be made through any futures commission merchant other than CIS.

In addition, Welton may engage in exchange for physical transactions with respect to currencies into futures contracts. Welton may execute transactions at such other broker(s), and upon such terms and conditions, as Welton and the General Partners agree if such broker(s) agree to "give up" all such transactions to CIS for clearance and the General Partners' consent to executing brokers shall not be unreasonably withheld.

6. Fees. In consideration of and in compensation for the performance of Welton's services under this Agreement, the Partnership agrees that it will pay Welton as follows:

a) Management Fee. For the Diversified Portfolio Account, a monthly management fee (the "Management Fee") equal to 1/12 of 2% of the Partnership's Net Asset Value (as defined in Section 6(d) below) under the management of Welton as of the end of each month. For the Alpha Portfolio Account, Welton shall not charge a Management Fee.

b) Incentive Fee. For both the Diversified Portfolio Account and the Alpha Portfolio Account, a quarterly incentive fee (the "Incentive Fee") equal to Twenty Percent (20%) of Trading Profits (as defined in Section 6(e) below) generated by each account. The calculation and payment of such Incentive Fee for either the Diversified Portfolio Account and the Alpha Portfolio Account shall not be affected by the performance of the other account or the Partnership accounts managed by any other trading advisors. Trading Profits for Welton shall be computed as of the close of trading on the last day of each calendar quarter (March 31, June 30, September 30 and December 31). The first Incentive Fee which may be due and owing to Welton in respect of any Trading Profits for either the Diversified Portfolio Account or the Alpha Portfolio Account shall be computed as of the end of the first calendar quarter during which Welton managed such account for at least sixty (60) days.

c) Timing of Payments. Payment of the Management Fee and of the Incentive Fees shall be made as soon as practicable following the end of the period to which they relate; provided, that Incentive Fees shall be paid within 10 business days after the end of the quarter for which they are earned. The Management Fee shall be paid monthly and deducted prior to the calculation of the quarterly Incentive Fee for the Diversified Portfolio Account. The Incentive Fees shall accrue monthly and be payable to Welton quarterly. For purposes of determining whether an Incentive Fee is payable by Units which are redeemed other than at quarter end, the dates of such redemptions shall be considered as if they were the last day of the quarter.

d) "Net Asset Value" means the Partnership's total assets less total liabilities, including any liability for organization and offering expenses, to be determined on the basis of generally accepted accounting principles, consistently applied, except as set forth below. For purposes of this calculation:

i) Net Asset Value shall include any unrealized profit or loss on securities and open commodity positions and any other credit or debit accruing to the Partnership but unpaid or not received by the Partnership.

ii) All securities and open commodity positions shall be valued at their then market value which means, with respect to open commodity positions, the settlement price as determined by the exchange on which the transaction is effected or the most recent appropriate quotation as supplied by the Clearing Broker or banks through which the transaction is effected. If there are no trades on the date of the calculation due to operation of the daily price fluctuation limits or due to a closing of the exchange on which the transaction is executed, the contract will be valued at fair value as determined by the General Partners. Interest, if any, shall accrue monthly.

iii) Brokerage commissions on open positions shall be accrued in full upon the initiation of such open positions as a liability of the Partnership. Management Fees shall be paid monthly and deducted prior to the calculation of the quarterly Incentive Fee.

e) "Trading Profits" means, for the period between the current Incentive Fee calculation date and the date on which an Incentive Fee was last due (or the first day of trading for the Partnership's account), the sum of the following:

i) the net of any profits or losses realized by all trades during such period; plus

ii) the net of any unrealized profits or losses on open positions as of the end of such period; minus

iii) the net of any unrealized profits or losses on open positions as of the end of the prior period; minus

iv) all brokerage commission and charges and management fees paid and/or accrued during such period; minus

v)  any loss carryforward; minus
vi)  any applicable operating expenses.

For purposes of calculating Trading Profits, Incentive and Management Fees payable by and brokerage commissions accrued by the Partnership shall be attributed to the Partnership account which is entitled to such fees or whose trading decisions generated those brokerage commissions.

f) If an Incentive Fee shall have been paid by the Partnership to Welton in respect of any calendar quarter and Welton shall incur subsequent losses on the Partnership's assets subject to its management, Welton shall nevertheless be entitled to retain amounts previously paid to it in respect of Trading Profits.

g) If the General Partners reduce the account size of either the Diversified Portfolio Account or the Alpha Portfolio Account, whether due to redemptions of Units, distributions to holders of the Units or reallocations of Partnership assets among the accounts managed by the Partnership's trading advisors, there will be a proportionate reduction in the related loss carryforward amount attributable to such account, the amount of which shall be determined by multiplying the amount of the loss carryforward by a fraction, of which the numerator shall be the amount of the reduction in the account size and the denominator shall be the account size immediately prior to the reduction.

7. Terms and Termination. The term of the Agreement shall commence on the date this Agreement is executed and continue until December 31, 2001. This Agreement shall automatically renew with respect to Welton on the same terms as set forth herein for three additional twelve-month terms commencing January 1 and ending December 31, unless the Partnership shall give Welton 60 days prior written notice prior to termination of the then-current twelve-month period. This renewal right shall be applicable irrespective of any change in trading advisors of the Partnership or reallocation of Partnership assets among the trading advisors or to other trading advisors.

This Agreement shall terminate automatically in the event that the Partnership is terminated. This Agreement may be terminated at the election of the Partnership at any time, upon written notice to Welton in the event that: (A) the Net Asset Value of Partnership funds allocated to Welton's management decreases as of the close of trading on any business day by more than thirty percent (30%) from the sum of the Net Asset Value of the Partnership's funds allocated to Welton on the date Welton commenced trading Partnership assets plus the Net Asset Value of any funds which may be allocated to Welton thereafter (after adding back all redemption, distributions and reallocations made to Welton or any additional trading advisors in respect of such assets); (B) Welton is unable, to any material extent, to use its agreed-upon Trading Approaches, as such Trading Approaches may be refined or modified in the future in accordance with the terms of this Agreement for the benefit of the Partnership; (C) Welton's registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with the NFA is revoked, suspended, terminated or not renewed; (D) the General Partners determine in good faith that Welton has failed to conform to (i) the Partnership's Trading Policies or limitations, as they may be revised or modified, or (ii) any agreed-upon Trading Approaches; (E) there is an unauthorized assignment of this Agreement by Welton;
(F) Welton dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of its Trading Approaches utilized by the Partnership or its business goodwill, in each instance without the consent of the General Partners; (G) there is a change of control of Welton;
(H) Welton becomes bankrupt or insolvent; (I) Patrick Welton ceases to be an active executive officer of Welton; or (J) the General Partners for any reason or for no reason, in their sole discretion, terminate this Agreement by providing 30 days' written notice to Welton.

In addition, Welton has the right to terminate this Agreement at any time, upon written notice to the Partnership in the event (i) of the receipt by Welton of an opinion of independent counsel that solely by reason of Welton's activities with respect to the Partnership, Welton is required to register as an investment adviser under the Investment Advisers Act of 1940; (ii) that the Net Asset Value of Partnership assets under Welton's management decreases by more than 50% from the time trading commences solely as a result of a reallocation of Partnership assets pursuant to Section 7 of this Agreement (i.e., not including any decrease attributable to losses on commodity interest transactions directed by Welton) immediately following any such reallocation; (iii) that the registration of either General Partner as a commodity pool operator under the CE Act, or its NFA membership as a commodity pool operator is revoked, suspended, terminated or not renewed; (iv) that the General Partners elect (pursuant to Section 1 of this Agreement) to have Welton use a different Trading Approach in Welton's management of its allocable share of Partnership assets from that which Welton is then using to manage such assets and Welton objects to using such different Trading Approach; (v) that the General Partners override a trading instruction of Welton pursuant to Section 1 of this Agreement for reasons unrelated to a determination by the General Partners that Welton has violated the Partnership's Trading Policies or limitations; (vi) that the General Partners impose additional trading limitation(s) pursuant to Section 1 of this Agreement which Welton does not agree to follow in its management of its allocable share of Partnership assets; (vii) there is an unauthorized assignment of this Agreement by the General Partners of the Partnership; or (viii) other good cause is shown to which consent of the General Partners is obtained.

In the event that this Agreement is terminated with respect to, or by, Welton pursuant to this Section 7, Welton shall be entitled to the Incentive Fees, if any, which shall be computed as if the effective date of termination was the last day of the then current calendar quarter. If this Agreement is terminated on a day other than the last day of a calendar month, the Management Fee described herein shall be determined as if such date were the end of a month and such fee shall be pro-rated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. The rights of Welton to fees earned through the date of expiration or termination shall survive this Agreement until satisfied.

8. Funds Allocated to Management of Welton. As of January 1, 2001, Welton shall be allocated fifty percent (50%) of the Partnership's assets to manage in accordance with Section 1 of this Agreement. At any time thereafter, in their sole discretion, the General Partners may reallocate assets of the Partnership among the Partnership's trading advisors or among other additional trading advisors which may be appointed without terminating this Agreement. Welton may, however, in its sole discretion, refuse an increase in its allocation of Partnership assets, whether resulting from a reallocation from the other trading advisors or an allocation resulting from any sales of additional Units subsequent to the close of the offering period (as defined in the Prospectus). Welton agrees that (i) redemptions, distributions and payment of Partnership expenses (except Management and Incentive Fees) shall be charged against, and
(ii) interest income earned by the Partnership shall be credited to, the assets managed by Welton in what the General Partners determine to be as close as practicable to Welton's proportionate share of the Partnership's assets as of the time of the initial allocation or subsequent reallocation of these assets. Any Management and Incentive Fees paid or payable by the Partnership to Welton shall only be charged against the assets of Welton. In the event that losses incurred by any trading advisor exceeds the assets allocated to the trading advisor, the General Partners will withdraw the funds necessary to cover such excess losses from the assets under the management of the other trading advisors, including Welton, in proportion to the amount of Partnership assets being managed by such trading advisor.

9. Other Accounts of Welton. Welton shall be free to manage and trade accounts for other investors (including other public and private commodity pools) during the term of this Agreement and to use the same or other information and Trading Approaches utilized in the performance of services for the Partnership for such other accounts so long as Welton's ability to carry out its obligations and duties to the Partnership pursuant to this Agreement is not materially impaired thereby. Furthermore, neither Welton nor any shareholder, partner, director, officer, employee or agent, as applicable, of Welton shall cause or permit Welton to engage in any business enterprise not presently engaged in which is unrelated to the giving of commodity advice or the operation of commodity pools if such other business might reasonably be expected to have a material adverse effect on Welton's ability to perform its obligation and duties to the Partnership under this Agreement, unless it obtains the prior written consent from the General Partners, which consent shall not be unreasonably withheld. In addition, Welton, and its shareholders, partners, directors, officers, employees and agents, as applicable, also will be permitted to trade in Commodities for their own accounts so long as Welton's ability to carry out its obligation and duties to the Partnership is not materially impaired thereby.

So long as Welton is performing services for the Partnership, it agrees that it will not accept additional capital for management in the Commodities markets if doing so would have a reasonable likelihood of resulting in Welton having to modify materially the Trading Approaches being used by Welton for the Partnership in a manner which might reasonably be expected to have a material adverse effect on the Partnership (without limiting the generality of the foregoing, it is understood that this paragraph shall not prohibit the acceptance of additional capital, which acceptance requires only routine adjustments to trading patterns in order to comply with speculative position limits or daily trading limits).

Welton agrees that, in its management of accounts other than the Partnership's accounts, Welton will not knowingly or deliberately favor any other account managed or controlled by it or any of its principals or affiliates (in whole or in part) over the Partnership's accounts on an overall basis. The preceding sentence shall not be interpreted to preclude (i) Welton from charging another client fees which differ from the fees to be paid to Welton hereunder, or (ii) an adjustment by Welton in the implementation of any agreed upon Trading Approach in accordance with the procedures set forth in Section 1 hereof, which is undertaken by Welton in good faith in order to accommodate additional accounts or adjustments deemed, in good faith, by Welton to be appropriate to the management of a larger account. Welton, upon request, shall provide the General Partners with an explanation of the material differences, if any, in performance between the Partnership and any other comparable account for which Welton or any of its principals or affiliates acts as a commodity trading advisor (in whole or in part).

Upon the reasonable request of the General Partners, Welton shall provide the General Partners with such information as they reasonably may request for the purpose of confirming that the Partnership has been treated equitably with respect to advice rendered during the term of this Agreement by Welton for other accounts (including accounts of Welton or its shareholders, partners, directors, officers, employees, and agents) managed by Welton, which the parties acknowledge to mean that the General Partners may inspect all records of Welton related to such other accounts during normal business hours upon its prior written request. Welton may, in its discretion, withhold from any such report or inspection the name of the client for whom any such account is maintained and, in any event, the Partnership and the General Partners shall keep all such information obtained by it from Welton confidential.

10. Speculative Position Limits. If, at any time during the term of this Agreement, it appears to Welton that it may be required to aggregate the Partnership's Commodities positions it controls with the positions of any other accounts it or any of its shareholders, partners, directors, officers, employees, or agents owns or controls for purposes of applying the speculative position limits of the CFTC, any exchange, self-regulatory body, or governmental authority, Welton will promptly notify the General Partners when the Partnership's positions are first included in an aggregate amount which equal or exceeds the applicable speculative limit and will promptly respond thereafter to requests from the General Partners with respect to the percentage of the applicable speculative limit reflected by the aggregate positions owned or controlled by Welton or any of its shareholders, partners, directors, officers, employees, or agents. Welton agrees that if its trading recommendations are altered because of the potential application of speculative position limits, Welton will modify its trading instructions to the Partnership and its other accounts in a good faith effort to achieve an equitable treatment of all accounts; Welton will liquidate Commodities positions and/or limit the taking of new positions in all accounts it manages, including the Partnership, as nearly as possible in proportion to the assets available for trading of the respective accounts to the extent necessary to comply with applicable speculative position limits. Welton presently believes and represents that its programs for the management of the Partnership's accounts can be implemented for the benefit of the Partnership notwithstanding the possibility that, from time to time, speculative position limits may become applicable.

11. Brokerage Confirmations and Reports. The General Partners will instruct the Partnership's commodity broker or brokers to furnish Welton with copies of all trade confirmations and monthly trading statements relating to the Partnership's assets under the management of Welton. Welton will maintain records and will monitor all open positions relating thereto.

12.  Welton's  Representations  and  Warranties.   Welton  represents  and
warrants that:

a) it has full capacity and authority to enter into this Agreement, and to provide the services required of it hereunder;

b) it will not, by entering into this Agreement and by acting as a commodity trading advisor to the Partnership, (i) be required to take any action contrary to its incorporating document, or any applicable statute, law or regulation of any jurisdiction or (ii) breach or cause to be breached any undertaking, agreement, contract, statute, rule or regulation to which it is a party or by which it is bound which, in the case of (i) or (ii), would materially limit or materially adversely affect the performance of its duties under this Agreement;

c) it is duly registered as a commodity trading advisor under the CE Act and is a member of the NFA as a commodity trading advisor, and it will maintain and renew such registration and membership during the term of this Agreement;

d) it has provided the Partnership with a copy of its most recent Disclosure Document as required by Part 4 of the CFTC's regulations, receipt of which is hereby acknowledged by the Partnership and the General Partners; and

e) assuming that (i) the Partnership's Net Asset Value as of January 1, 2001 is approximately $37,000,000 and Welton is allocated $18,500,000 to manage ("Welton's Allocable Share"), (ii) the Diversified Portfolio Account will be traded at an account size equal to Welton's Allocable Share, and (iii) the Alpha Portfolio Account will be traded at an account size equal to twice the Partnership's Net Asset Value, Welton will not be required to alter its Trading Approaches to a degree which reasonably could be expected to have a material adverse effect on the Partnership.

The within representations and warranties shall be continuing during the term of this Agreement, and, if at any time, any event has occurred which would make or tend to make any of the foregoing not true, with respect to Welton, Welton will promptly notify the Partnership in writing thereof.

13. The General Partners' Representations and Warranties. Each General Partner represents and warrants on behalf of the Partnership and itself that:

a)  it has the capacity and authority to enter into this Agreement;

b) it will not, by acting as general partner to the Partnership, (i) be required to take any action contrary to its incorporating documents or any applicable statute, law or regulation of any jurisdiction, or (ii) breach or cause to be breached any undertaking, agreement, contract, statute, rule or regulation to which it or the Partnership is a party or by which it or the Partnership is bound, which in the case of (i) or (ii), would limit or materially affect the performance of its or the Partnership's duties under this Agreement; and

c) it is duly registered as a commodity pool operator under the CE Act and is a commodity pool operator member of the NFA, and it will maintain and renew such registration and membership during the term of this Agreement.

The within representations and warranties shall be continuing during the term of this Agreement, and, if at any time, any event has occurred which would make or tend to make any of the foregoing not true, the General Partner with respect to which such representation or warranty is no longer true promptly will notify Welton in writing

14.  Assignment.   This  Agreement  may  not  be  assigned  by  any  party
without the express prior written consent of the other parties.

15. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and the successors and permitted assigns of each of them, and no other person (except as otherwise provided herein) shall have any right or obligation under this Agreement. The terms "successors" and "assigns" shall not include any purchasers, as such, of Units.

16. Amendment or Modification. This Agreement may not be amended or modified except by the written consent of the parties. Welton shall receive a copy of all proposed and final amendments and modifications to this Agreement so long as it is an advisor to the Partnership.

17. Notices. Each notice, request, demand, approval or other communications which may be or is required to be given under this Agreement shall be in writing in English and shall be deemed to have been properly given when delivered personally at the address set forth below for the intended party during normal business hours at such address, when sent by facsimile or other electronic transmission to the respective facsimile transmission numbers of the parties set forth below with telephone confirmation of receipt, or when sent by recognized overnight international courier service or by prepaid registered air mail, return receipt requested, postage prepaid, addressed as follows:

If to CISI:
CIS Investments, Inc.
233 South Wacker Drive
Suite 2300
Chicago, Illinois 60606
Attention: Barbara A. Pfendler
Facsimile: (312) 460-4939
Confirm: (312) 460-4926

with a copy to:
Sidley & Austin
Bank One Plaza
10 South Dearborn
Chicago, Illinois 60603
Attention: Scott M. Montpas
Facsimile: (312) 853-7036
Confirm: (312) 853-7055

If to the Partnership:
IDS Managed Futures, L.P.
233 South Wacker Drive
Suite 2300
Chicago, Illinois 60606
Attention: Barbara A. Pfendler
Facsimile: (312) 460-4939
Confirm: (312) 460-4926

with a copy to:
Sidley & Austin
Bank One Plaza
10 South Dearborn
Chicago, Illinois 60603
Attention: Scott M. Montpas
Facsimile: (312) 853-7036
Confirm: (312) 853-7055

If to IDS Futures:
2214 AXP Financial Center
Minneapolis, Minnesota  55474
Attention: Kris Petersen
Facsimile: (612) 671-0660
Confirm: (612) 671-7801

If to Welton:
via regular mail
Welton Investment Corporation
P.O. Box 6147
Carmel, California 93921-6147
Attention: David S. Nowlin
Facsimile: (831) 626-5199
Confirm: (831) 626-5190

via courier service
Welton Investment Corporation
Eastwood Building
San Carlos Between 5th and 6th
Carmel, California 93921-6147

with a copy to:
Rosenman & Colin LLP
575 Madison Avenue
17th Floor
New York, New York 10022
Attention: Fred M. Santo
Facsimile: (212) 940-7079
Confirrn: (212) 940-8720

Notices shall be given to such other addressee or address, or both, or by way of such other facsimile transmission number, as a particular party may from time to time designate by written notice to the other parties hereto. Each notice, request, demand, approval or other communication which is sent in accordance with this Section shall be deemed given and received for all purposes of this Agreement as of five business days after the date of deposit thereof for prepaid registered air mail in a duly constituted post office or branch thereof in the county of origin of the sending party, two business days after deposit with a recognized overnight international courier service or, in the case of a facsimile transmission, the earlier of (i) confirmation of receipt of said facsimile transmission by the intended recipient thereof or a person at the same business address as said intended recipient; or (ii) electronic verification by the sender's facsimile machine of the receipt of said facsimile transmission by the intended recipient's facsimile machine; provided, however, that any such electronic verification which does not occur prior to 5:00 p.m. (local time of the recipient thereof) on a business day shall be deemed to have occurred at 9:00 a.m. (local time of the recipient thereof) on the next business day following the date of such electronic verification. Notice given to a party hereto by any other method shall only be deemed to be given and received when actually received in writing by such party.

18. Governing Law. The parties agree that this Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without regard to conflict of laws principles.

19.  Survival.   The  provisions  of  this  Agreement  shall  survive  the
termination of this Agreement with respect to any matter arising while this Agreement was in effect.

20. Promotional Material. Welton agrees that prior to using any promotional literature in which reference to the Partnership is made (other than a simple statement to the effect that Welton is an advisor to the Partnership or solely in the context of the preparation of required performance tables and notes thereto and descriptions thereof), Welton shall furnish a copy of such information to the General Partners and will not make use of any literature containing references to the Partnership to which the General Partners reasonably object, except as otherwise required by law or regulation.

21. No Waiver. No failure or delay on the part of any party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other rights power or remedy. Any waiver granted hereunder must be in writing and shall be valid only in the specific instance in which given.

22. Headings. Headings to Sections herein are for the convenience of the parties only, and are not intended to be or to affect the meaning or interpretation of this Agreement.

23. Complete Agreement. Except as otherwise provided herein, this Agreement and the Representation Agreement dated as of September 23, 1997 among the parties hereto constitute the entire agreement between the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding upon the parties hereto.

24.  Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original and all of which, when taken together, shall constitute one original instrument.

25. Best Efforts. As used in this Agreement, "Best efforts" shall mean the efforts that a prudent person or entity desirous of achieving a result would reasonably use in similar circumstances in order to achieve such result as expeditiously as possible; provided, however, that an obligation to use best efforts under the Agreement does not require the person or entity subject to that obligation to incur any substantial financial obligations or any onerous non-financial obligations or to waive any material rights.

26. The General Partners acknowledge that they have received the commodity trading advisor disclosure document of Welton. The General Partners further acknowledge that Welton uses different proprietary trading programs and that these different trading programs may achieve different trading results.

IN WITNESS WHEREOF, this Advisory Contract has been executed for and on behalf of the undersigned as of the day and year first above written. IDS MANAGED FUTURES, L.P.
CIS INVESTMENTS, INC.,

WELTON INVESTMENT CORPORATION

General Partner

By:
/s/  Barbara A. Pfendler
Its:   Vice President


By:
/s/  David Nowlin
Its:   Vice President, Administrative Operations



IDS FUTURES CORPORATION

General Partner

By:
/s/  K.L. Petersen
Its:   President


CIS INVESTMENTS, INC.

By:
/s/  Barbara A. Pfendler
Its:  Vice President


IDS FUTURES CORPORATION

By:
/s/  K.L. Petersen
Its:  President