Form 10-Q
period 2001-03-31
IDS MANAGED FUTURES L P
filed 2001-05-08
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

              For the quarterly period ended March 31, 2001


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


Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                Yes   X       No


Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2001 and the additional time frames as noted:


                                   Fiscal Quarter     Year to Date       Fiscal Year      Fiscal Quarter      Year to Date
                                    Ended 3/31/01     Ended 3/31/01     Ended 12/31/00     Ended 3/31/00     Ended 3/30/00

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
                                    UNAUDITED

                                                                         Mar 31, 2001                 Dec 31, 2000

ASSETS
Cash at Escrow Agent                                                    $           0                $           0
Equity in commodity futures
   trading accounts:
   Account balance                                                         37,482,985                   30,663,859
   Unrealized gain (loss) on open
     futures contracts                                                      1,429,940                    6,477,053
                                                                        -------------                -------------

                                                                           38,912,925                   37,140,912

Interest receivable                                                           157,113                      149,157
Prepaid G.P. fee                                                              376,239                            0
                                                                        -------------                -------------

      Total assets                                                      $  39,446,277                $  37,290,069
                                                                        =============                =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AXP Advisors and CIS                      $      72,750                $     69,382
   Accrued exchange, clearing and NFA fees                                      5,532                       2,013
   Accrued management fee                                                      65,555                      61,698
   Accrued incentive fee                                                        2,585                           0
   Accrued operating expenses                                                  31,844                      38,000
   Redemptions payable                                                        663,826                     620,987
   Selling and Offering Expenses Payable                                            0                      14,235
                                                                        -------------               -------------

      Total liabilities                                                       842,091                     806,315

Partners' Capital:
   Limited partners (108,689.30 units                                      37,815,327                  35,697,427
     outstanding at 3/31/01, 112,257.87
     units outstanding at 12/31/00) (see Note 1)
   General partners (2,267.35 units outstanding at 3/31/01,                   788,859                     786,327
     2,472.76 units outstanding at 12/31/00) (see Note 1)
                                                                        -------------               -------------

      Total partners' capital                                              38,604,186                  36,483,754
                                                                        -------------               -------------
                                                                        -------------               -------------

      Total liabilities and
        partners' capital                                               $  39,446,277               $  37,290,069
                                                                        =============               =============


Net asset per oustanding unit of partnership interest                         $347.92                     $317.99

See accompanying notes to financial statements.

                                            IDS MANAGED FUTURES, L.P.
                                            STATEMENTS OF OPERATIONS
                                                   UNAUDITED

                                                         Jan 1, 2001         Jan 1, 2001         Jan 1, 2000         Jan 1, 2000
                                                             through             through             through             through
                                                        Mar 31, 2001        Mar 31, 2001        Mar 31, 2000        Mar 31, 2000
REVENUES

Gains on trading of commodity futures and forwards contracts, physical commodities and related options:
  Realized gain (loss) on closed positions            $  10,115,714       $  10,115,714        $  (3,302,037)     $  (3,302,037)
   Change in unrealized gain (loss)
     on open positions                                   (5,047,112)         (5,047,112)            (434,888)          (434,888)
Interest income                                             443,315             443,315              515,028            515,028
Foreign currency transaction gain (loss)                 (1,378,633)         (1,378,633)            (175,136)          (175,136)
                                                      --------------      --------------       --------------     --------------

      Total revenues                                      4,133,284           4,133,284           (3,397,033)        (3,397,033)

EXPENSES

   Commissions paid to AXP Advisors and CIS                 405,400             405,400              406,669            406,669
   Exchange fees                                             37,652              37,652               19,255             19,255
   Management fees                                          186,127             186,127              381,338            381,338
   Incentive fees                                             2,585               2,585                    0                  0
   General Partner fee to IDS Futures Corp. and CIS         125,413             125,413              159,170            159,170
   Taxes Withheld                                                 0                   0              (42,790)           (42,790)
   Operating expenses                                         9,600               9,600                9,500              9,500
                                                      --------------      --------------       --------------     --------------
      Total expenses                                        766,777             766,777              933,142            933,142
                                                      --------------      --------------       --------------     --------------

      Net profit (loss)                               $   3,366,507       $   3,366,507        $  (4,330,175)     $  (4,330,175)
                                                      ==============      ==============       ==============     ==============



PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                       $29.93              $29.93              ($29.50)           ($29.50)
                                                      ==============      ==============       ==============     ==============

                                                        (see Note 1)        (see Note 1)

See accompanying notes to the financial statements.

                                  IDS MANAGED FUTURES, L.P.
                           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                      For the period January 1, 2001 through March 31, 2001
                                        UNAUDITED

                                                                   Limited             General
                                                Units*            Partners            Partners                   Total

Partners' capital at January 1, 2001          112,257.87       $ 35,697,427        $   786,327             $  36,483,754

Net profit (loss)                                                 3,299,942             66,565                 3,366,507

Additional Units Sold                             563.88            193,300                  0                   193,300
(see Note 1)
Less Selling and Organizational Costs                               (17,397)                 0                   (17,397)

Redemptions (see Note 1)                       (4,132.45)        (1,357,945)           (64,032)               (1,421,978)
                                             ------------      -------------       ------------            --------------

Partners' capital at March 31, 2001           108,689.30       $ 37,815,327        $   788,859             $  38,604,186
                                             ============      =============       ============            ==============


Net asset value per unit
   January 1, 2001 (see Note 1)                                     $317.99            $317.99

Net profit (loss) per unit (see Note 1)                               29.93              29.93
                                                                ------------       ------------

Net asset value per unit
  March 31, 2001                                                    $347.92            $347.92

* Units of Limited Partnership interest.

See accompanying notes to the financial statements.

                                       IDS MANAGED FUTURES, L.P.
                                       STATEMENTS OF CASH FLOWS
                                             UNAUDITED

                                                                   Jan 1, 2001                  Jan 1, 2000
                                                                       through                      through
                                                                  Mar 31, 2001                 Mar 31, 2000
Cash flows from operating activities:
   Net profit (loss)                                             $  3,366,507                 $  (4,330,174)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
   Change in assets and liabilities:
     Decrease (Increase) in unrealized gain on open
       futures and forward contracts                                5,047,113                        77,957
     (Increase) Decrease in interest receivable                        (7,956)                       (7,163)
     (Increase) Decrease in prepaid general partner fee              (376,239)                     (477,510)
     Increase (Decrease) in accrued liabilities                        (7,062)                      (30,178)
                                                                 -------------                --------------

     Net cash provided by (used in)
       operating activities                                         8,022,362                    (4,767,068)

Cash flows from financing activities:
   Net proceeds from sale of units                                    175,903                       398,274
   Partner redemptions                                             (1,379,139)                   (3,033,983)
                                                                 -------------                --------------

   Net cash provided by (used in)
     financing activities                                          (1,203,236)                   (2,635,709)
                                                                 -------------                --------------

Net increase (decrease) in cash                                     6,819,126                    (7,402,777)

Cash at beginning of period                                      $ 30,663,859                 $  45,354,529
                                                                 -------------                --------------

Cash at end of period                                            $ 37,482,985                 $  37,951,752
                                                                 =============                ==============

See accompanying notes to the financial statements.

                        IDS MANAGED FUTURES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001


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

        Units of the Partnership representing an additional investment of $80,000,000 were offered through March 31, 2001 by American Express Financial Advisors, Inc. (AEFA Advisors), formerly IDS Financial Services Inc. By March 31, 2001, a total of 189,340 units representing a total investment of $58,008,347 of limited partnership interest had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 1,606 additional units representing a total investment of $459,880. Selling commissions of $3,368,786 were paid to AEFA Advisors by the new limited partners. All new investors paid organization and offering expenses totaling $2,402,288. See the IDS Managed Futures, L.P. prospectus dated April 11, 2000, as supplemented January 1, 2001, for further details concerning the offerings.

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

        Selling Commissions and Organizational and Offering Costs

        Ongoing organizational and offering costs are paid by all the new investors. Selling Commissions are not paid by AEFA employees.

        Commissions

        Effective January 18, 1999, brokerage commissions and National Futures Association (NFA) clearing and exchange fees are accrued on a half-turn basis on open commodity futures contracts, as opposed to a round-turn basis prior to this date. Prior to January 18, 1999 the Partnership paid CIS commissions on trades executed on its behalf at a rate of $35.00 per round-turn contract. Effective January 18, 1999, the rate changed to $17.50 per half-turn contract. The Partnership pays this commission directly to CIS and CISFS, and CIS then reallocates the appropriate portion to AEFA Advisors.

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

        Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the month-end net asset value of the Partnership under its management and an incentive fee of 15% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value of the Partnership's assets under its management and to increase the incentive fee to 20% of the net trading profits attributable to its management.

        Under signed agreement, prior to October 1, 2000, Welton received a monthly management fee of 1/12 of 3% of the month-end net asset value of the Partnership under its management and an incentive fee of 18% of the Partnership's net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with Welton was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net assets value of the Partnership's assets under its management and to increase the incentive fee to 20% of the net trading profits attributable to its management.

        The Partnership pays an annual administrative fee of 1.125% and .25% of the beginning of the year net asset value of the Partnership to IDSFC and CISI, respectively.

  (4)   Income Taxes

        No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income
        (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended March 31, 2001 and 2000 and is included in operating expenses in the statement of operations.



  (5)   Financial Instruments with Off-balance Sheet Risk

        The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and its related cash balance are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impairs the ability of the Brokers to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS
        105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions that they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus neither has any direct market exposure.

        The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forwards transactions. CISFS policies require that it executes transactions only with top rated financial institutions with assets in excess of $100,000,000.

        The average fair value of commodity interests was $3,662,744 as of March 31, 2001. Fair value as of March 31, 2001 was 1,429,940. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

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

        At March 31, 2001, the cash requirement of the commodity interests of the Partnership was $9,400,970. This cash requirement was met by $32,744,843 held in segregated funds, $4,642,337 held in secured funds and $1,525,745 held in non-regulated funds. At March 31, 2001, cash was on deposit with the Brokers that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 2001:


COMMODITY GROUP                    UNREALIZED GAIN/(LOSS)
AGRICULTURAL COMMODITIES                       0
FOREIGN CURRENCIES                     2,014,669
STOCK INDICES                            124,073
ENERGIES                                (346,232)
METALS                                   (40,900)
INTEREST RATE INSTRUMENTS               (321,670)
                                      -----------
TOTAL                                  1,429,940


The range of maturity dates of these exchange traded open contracts is April 2001 to March 2002. The average open trade equity for the period of January 1, 2001 to March 31, 2001 was $3,662,744.


(6)      FINANCIAL STATEMENT PREPARATION

        The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 28, 2001, as part of its Annual Report on Form 10-K.

        The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended March 31, 2001

The Partnership recorded a gain of $3,366,507 or $29.93 per unit for the first quarter of 2001.

During the first two months of the quarter, the Partnership experienced slightly negative performance. However, during March, strong gains were recorded. Overall, the first quarter of fiscal year 2001 ended substantially positive for the Partnership account managed by JWH and slightly negative for the accounts managed by the Welton. On March 30, 2001, JWH was managing 54.8% of the Partnership's assets while Welton was managing 45.2% of the Partnership's assets.

In January, positive performance in the currency sector early in the month turned into a small loss by month end. The single most profitable position in the Partnership's portfolio was short Japanese yen. Long positions in the Euro and the U.S. dollar against the Yen were not enough to offset losses in other currency positions. In the interest rate sector, the Partnership's long bond positions in various countries around the world were slightly positive. Small profits were produced in almost every geographic area. Crude and heating oil prices bounced about in a featureless pattern. The metal sector showed signs of breaking out of its prolonged down trend as silver, copper and aluminum rallied sharply. Overall, the Partnership recorded a loss of $718,292 or $6.26 per Unit in January.

During February, the Bank of Japan once again adopted a policy of reducing interest rates as Japan's economic recovery stalled. This allowed the Partnership's long positions in Japanese bonds to greatly appreciate in value. Smaller gains were made in long positions in U.S., German, British, and Australian interest rates. Trading in European currencies was negative. Both the Euro and Swiss franc traded in erratic patterns for much of the month, which more than offset the gains made in the Yen. OPEC agreed to cut output by 1.5 million barrels a day in order to support prices. However, the slowing of global economies counteracted this decrease leading to an unprofitable trading environment for the Partnership. By the end of the month, the Partnership had all but exited the energy sector. The Partnership recorded a gain of $64,114 or $0.56 per unit in February

In March, the Partnership experienced strong positive performance. Despite a trend interruption late in the month, trading in the interest rate sector was positive with some geographic areas dramatically outperforming others. The Bank of Japan's decision to stimulate Japan's economy at all costs hastened the decline of Japanese interest rates which allowed the Partnership's long Japanese bond positions to be the most profitable in the portfolio. Gloomy growth outlooks for Europe and Great Britain directed interest rates lower which was profitable for the Partnership. Conversely, trading in U.S. interest rates was negative. The currency sector, which had been up dramatically since September, continued its stellar performance in March. The unyielding strength of the U.S. dollar versus the Japanese yen was the cornerstone of the sector's performance. The Yen lost approximately 8% to the U.S. dollar in March and approximately 17% since September. Gains were also accrued in long U.S. dollar positions against the Swiss franc and Australian dollar. Trading in the U.S. dollar versus the Euro was slightly negative. As had been the case for several months, position sizes in the commodity, metal, energy and stock index sectors were quite small due to lack of price trends. The Partnership recorded a gain of $4,020,684 or $35.62 per unit in March.

During the quarter, investors redeemed a total of 4,132.45 units. At the end of the quarter there were 110,956.65 units outstanding (including 2,267.35 units owned by the General Partners).

During the fiscal quarter ended March 30, 2001 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


Fiscal Quarter ended March 31, 2000

The Partnership recorded a loss of $4,330,175 or $29.50 per unit for the first quarter of 2000. This compares to a loss of $5,299,715 or $35.15 per unit for the first quarter of 1999.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal year 2000 ended negatively for the Partnership accounts managed by JWH and Welton. At March 31, 2000, JWH was managing approximately 60% of the Partnership's assets and Welton was managing approximately 40% of the Partnership's assets.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the U.S. dollar. This abrupt reversal in the U.S. dollar/Yen relationship resulted in a reversal of partnership positions from long Yen to short Yen within a matter of days. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Partnership's performance as did long positions in the S&P 500 Stock Index and Paris CAC-40 index. Sustained long coffee positions were unprofitable as coffee prices continue to fall. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, as well as maintaining long profitable crude oil and short aluminum positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $2,423,590 or $16.34 per unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S.30-year bond. The decision by the Fed created havoc in the Partnership's interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian, and European interest rates. The yield on the 10-year U.S. government bond exceeded that of the 30-year bond, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised fourth quarter GNP number, which reflected a robust economy. However, gains in the U.S. dollar were offset by losses incurred by long European/short Japanese positions. Surging energy prices supported performance in non-financial markets. Food and grain markets were once again featureless. Precious metals trading suffered as gold prices rallied and then fell sharply. Equity indices gained some ground lost in January as U.S. and European equity indices rose. Long positions in U.S. Stock Indices had a small positive impact. On March 2, the General Partners received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program. All changes were designed to add balance to the program without giving up any upside potential. Most noteworthy were the dramatic reductions in precious metals and Far Eastern interest rate trading as well as the addition of offshore stock indices, base metals, and expansion of non-dollar currency trading. JWH remains steadfast in its commitment to research. Overall, the Partnership posted a loss of $1,495,665 or $10.30 per Unit in February.

In March, profit taking in U.S. stocks led to massive capital shifts out of the U.S. dollar and into the Japanese yen. These events destabilized currency and stock markets worldwide and resulted in losses for the Partnership. The appreciation of the Yen contributed to Partnership losses in that long positions in the U.S. dollar and Euro versus the Yen both suffered. Marginal gains in dollar positions against European and Australian currencies proved inadequate in offsetting these losses. Non-financial markets were, for the most part, quiet in March. Profits in long crude oil, heating oil, and gasoline positions were reduced when OPEC agreed to expand oil production. Performance in precious, as well as, industrial metals was down slightly. The food and grain markets were featureless. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. treasury's continued buying of longer dated bonds led to positive performance in the Partnership's bond position. The European Central Bank's decision to raise short-term interest rates led to purchasing European bonds, which assisted the Partnership's position as well. Stock indices, namely the appreciation in the S&P 500 Stock Index contributed to the Partnership's performance. Overall, the Partnership posted a loss of $410,920 or $2.86 per unit in March.

During the quarter there were 1,377.06 additional units sold to the Limited Partners (there were no its sold to the General Partners). Additional units sold during the quarter represented a total of $432,200 before the reduction of selling commissions and organizational costs of $33,926. Investors redeemed a total of 10,908.23 units during the quarter. At the end of the quarter there were 138,765.87 units outstanding (including 2,883.58 units owned by the General Partners).

During the fiscal quarter ended March 31, 2000, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.


Item 3.  Quantitative and Qualitative Disclosures    About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10-K of the Trust dated December 31, 2000.


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

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

              Effective March 31, 2001, Rebecca Steindel resigned her position as Secretary and Treasurer of CIS Investments, Inc., one of the General Partners of the Partnership. At that same time, Shaun O'Brien was appointed Treasurer and Barbara Walenga was appointed Secretary.



Item 6.  Exhibits and Reports on Form 8-K

            a)   Exhibits

                 None

            b)   Reports on Form 8-K

                 None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


IDS MANAGED FUTURES, L.P.



Date:   April 30, 2001
By:        CIS Investments, Inc.,
        One of its General Partners


By: /s/ Shaun D. O'Brien
        Shaun D. O'Brien
        Vice President and Treasurer

(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)