Form 10-Q
period 2001-06-30
IDS MANAGED FUTURES L P
filed 2001-08-14
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Item 1.  Financial Statements

Following are Financial Statements  for the fiscal  quarter ended  June
30, 2001 and the additional time frames as noted:

                                 Fiscal Quarter        Year to Date         Fiscal Year       Fiscal Quarter       Year to Date
                                 Ended 6/30/01        Ended 6/30/01       Ended 12/31/00      Ended 6/30/00       Ended 6/30/00

Statement of
Financial Condition                    X                                        X

Statement of
Operations                             X                    X                                       X                   X

Statement of Changes
in Partners' Capital                                        X

Statement of
Cash Flows                                                  X                                                           X

Notes to Financial
Statements                             X
IDS MANAGED FUTURES, L.P.
STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

                                                                                    Jun 30, 2001              Dec 31, 2000

ASSETS
Equity in commodity futures
 Trading accounts:
 Cash on Deposit with Brokers                                                         33,068,457               30,663,859
 Unrealized gain (loss) on open
  Futures contracts                                                                     (660,815)               6,477,053

                                                                                      32,407,642               37,140,912

Interest receivable                                                                       99,279                  149,157
Prepaid G.P. fee                                                                         250,826                        0

Total assets                                                                         $32,757,747              $37,290,069

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accrued commissions on open
  futures contracts due to AEFA Advisors and CIS                                         $48,697                  $69,382
 Accrued exchange, clearing and NFA fees                                                  $3,201                   $2,013
 Accrued management fee                                                                   54,197                   61,698
 Accrued incentive fee                                                                    33,909                        0
 Accrued operating expenses                                                                9,247                   38,000
 Redemptions payable                                                                     208,530                  620,987
 Selling and Offering Expenses Payable                                                         0                   14,235

Total liabilities                                                                        357,781                  806,315

Partners' Capital:
 Limited partners (105,704.41 units                                                    31,719,583               35,697,427
  outstanding at 6/30/01, 112,257.87
  units outstanding at 12/31/00) (see Note 1)
 General partners (2,267.35 units outstanding at 6/30/01, 2,472.76 units                 680,382                  786,327
outstanding at 12/31/00)
(see Note 1)

Total partners' capital                                                               32,399,965               36,483,754

Total liabilities and
 partners' capital                                                                   $32,757,746              $37,290,069

Net asset per outstanding unit of partnership interest                                    $300.08                  $317.99

See accompanying notes to financial statements.
IDS MANAGED FUTURES, L.P. STATEMENTS OF OPERATIONS UNAUDITED
                                                              Apr 1, 2001       Jan 1, 2001      Apr 1, 2000      Jan 1, 2000
                                                                through           through          through          through
                                                              Jun 30, 2001     Jun 30, 2001      Jun 30, 2000     Jun 30, 2000

REVENUES
Gain (loss) on trading of commodity  futures and forwards
contracts,physical commodities and related
options:
Realized gain (loss) on closed positions                      ($4,191,815)      $5,923,898       ($1,046,887)     ($4,348,924)
 Change in unrealized gain (loss)
     on open positions                                         (2,090,756)      (7,137,868)       (2,349,124)      (2,784,012)
Interest income                                                   320,751          764,066           462,803          977,831
Foreign currency transaction gain (loss)                        1,427,820           49,187           (60,466)        (235,602)
Other revenue                                                           0                0                 0           42,790

      Total revenues                                           (4,534,000)        (400,717)       (2,993,674)      (6,347,917)

EXPENSES
Commissions paid to AEFA Advisors and CIS                         341,783          747,183           241,614          648,283
   Exchange fees                                                   51,766           89,418            11,822           31,077
   Management fees                                                170,065          356,192           330,242          711,580
   Incentive fees                                                  35,885           38,470                 0                0
   General Partner fee to IDS Futures Corp. and CIS               125,413          250,826           159,170          318,340
   Operating expenses                                               9,500           19,100             9,605           19,105

      Total expenses                                              734,412        1,501,189           752,453        1,728,385

      Net profit (loss)                                       ($5,268,412)     ($1,901,906)      ($3,746,127)     ($8,076,302)

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                           ($47.84)          ($17.91)           ($28.18)        ($57.68)

                                                               (see Note 1)      (see Note 1)

See accompanying notes to the financial statements.
IDS MANAGED FUTURES, L.P. STATEMENT OF CHANGES IN PARTNERS' CAPITAL For the period January 1, 2001 through June 30, 2001 UNAUDITED
                                                                                     Limited           General
                                                                    Units*           Partners          Partners            Total

Partners' capital at January 1, 2001                            112,257.87        $35,697,427          $786,327      $36,483,754

Net loss                                                                           (1,859,993)          (41,912)      (1,901,905)

Additional Units Sold                                               858.34            296,190                 0          296,190
(see Note 1)
Less Selling and Organizational Costs                                                 (26,657)                0          (26,657)

Redemptions (see Note 1)                                         (7,411.80)        (2,387,384)          (64,032)      (2,451,416)

Partners' capital at June 30, 2001                              105,704.41        $31,719,583          $680,383      $32,399,966

Net asset value per unit
   January 1, 2001 (see Note 1)                                                       $317.99           $317.99

Net profit (loss) per unit (see Note 1)                                                (17.91)           (17.91)

Net asset value per unit
  June 31, 2001                                                                       $300.08           $300.08

* Units of Limited Partnership interest.

See accompanying notes to the financial statements.
IDS MANAGED FUTURES, L.P. STATEMENTS OF CASH FLOWS UNAUDITED
                                                                              Jan 1, 2001               Jan 1, 2000
                                                                                through                   through
                                                                              Jun 30, 2001              Jun 30, 2000

Cash flows from operating activities:
   Net loss                                                                   ($1,901,905)             ($8,076,301)
   Adjustments to reconcile net loss
     to net cash provided by
   Change in assets and liabilities:
     Decrease in unrealized gain on open
       Futures and forward contracts                                            7,137,868                2,784,012
     Decrease in interest receivable                                               49,878                   35,257
     Increase in prepaid general partner fee                                     (250,826)                (318,340)
     Decrease in accrued liabilities                                              (36,077)                 (92,958)

     Net cash provided by (used in)
       operating activities                                                     4,998,938               (5,668,330)

Cash flows from financing activities:
   Net proceeds from sale of units                                                269,533                  613,188
   Partner redemptions                                                         (2,863,873)              (6,681,281)

   Net cash used in
     financing activities                                                      (2,594,340)              (6,068,093)

Net increase (decrease) in cash                                                 2,404,598              (11,736,423)

Cash at beginning of period                                                   $30,663,859               45,354,529

Cash at end of period                                                         $33,068,457              $33,618,106

See accompanying notes to the financial statements.
IDS MANAGED FUTURES, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001

IDS Managed  Futures,  L.P.  (the  Partnership),  a limited  partnership organized  on  December  16,  1986 under the  Delaware  Revised  Uniform
Limited  Partnership  Act,  was  formed  to  engage  in the  speculative trading of commodity  interests  including  futures  contracts,  forward contracts,  physical  commodities,  and related options thereon pursuant to  the  trading  instructions  of  independent  trading  advisors.  The
Partnership  began  trading on June 16, 1987.  The general  partners are
IDS  Futures  Corporation  (IDSFC)  and  CIS  Investments,  Inc.  (CISI)
(collectively,  the General  Partners).  The clearing  broker is Cargill
Investor  Services,  Inc.  (Clearing  Broker or CIS), the parent company of CISI.  The broker for forward  contracts is CIS  Financial  Services,
Inc.  (CISFS or Forwards  Currency  Broker),  an affiliate of CISI.  The
Clearing Broker and the Forwards  Currency  Broker will  collectively be referred to as the Brokers.

Units  of the  Partnership  representing  an  additional  investment  of
$80,000,000  were  offered  through  April 30, 2001 by American  Express
Financial  Advisors,  Inc.  (AEFA  Advisors),   formerly  IDS  Financial
Services   Inc.  By  June  30,  2001,  a  total  of   239,374.23   units
representing a total  investment of  $66,263,938 of limited  partnership
interest   had  been  sold  in  the  combined   offerings.   During  the
offerings,   the  General   Partners   purchased  a  total  of  2,883.57
additional units  representing a total  investment of $560,110.  Selling commissions and  organization  and offering  expenses of $6,133,679 were paid by the new  limited  partners.  See the IDS Managed  Futures,  L.P.
prospectus  dated April 11, 2000, as  supplemented  January 1, 2001, for further  details  concerning the offerings.  Commencing May 1, 2001, the
Partnership will no longer accept new investors.

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

Selling Commissions and Organizational and Offering Costs

Ongoing  organizational  and  offering  costs  are  paid  by all the new
investors.   Selling   Commissions   are  not  paid  by  AEFA  Advisor's
employees.

Commissions

Brokerage  commissions and National Futures  Association  (NFA) clearing and  exchange  fees are accrued on a half-turn  basis on open  commodity futures  contracts  at a rate of  $17.50  per  half-turn  contract.  The
Partnership  pays this  commission  directly  to CIS and CISFS,  and CIS then reallocates the appropriate portion to AEFA Advisors.

Foreign Currency Transactions

Trading  accounts  in foreign  currency  denominations  are  susceptible both to  movements  in the  underlying  contract  markets  as well as to fluctuation in currency  rates.  Foreign  currencies  into U.S.  dollars for closed  positions  are  translated  at an average  exchange rate for the period,  while period-end  balances are translated at the period-end currency  rates.  The  impact of the  translation  is  reflected  in the statements of operations.

Statements of Cash Flows

For purposes of the  statements  of cash flows,  cash  includes  cash on deposit with the Brokers in commodity trading accounts.

Use of Estimates

The  preparation of financial  statements in conformity  with accounting principles  generally  accepted in the United States of America requires management to make  estimates and  assumptions  that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and  liabilities  at  the  date  of the  financial  statements  and  the reported  amounts of revenues and expenses during the reporting  period.
Actual results could differ from those estimates.

(3)   Fees

Management  fees  are  accrued  and  paid  monthly,  incentive  fees are
accrued   monthly   and   paid   quarterly,    and   General   Partners'
administrative  fees are paid  annually and amortized  monthly.  Trading decisions  for the  period of these  financial  statements  were made by the  following  Commodity  Trading  Advisors  (CTAs):  John W. Henry and
Company, Inc. (JWH) and Welton Investment Corporation (Welton).

Under  signed  agreement,  prior to  October  1,  2000,  JWH  received a monthly  management  fee of 1/12 of 4% of the  month-end net asset value of the  Partnership  under its management and an incentive fee of 15% of the  Partnership's  new trading  profits,  if any,  attributable  to its management.  Effective  October  1,  2000,  the  agreement  with JWH was changed  to  reduce  the  monthly  management  fee to  1/12 of 2% of the month-end  net  asset  value  of  the  Partnership's  assets  under  its management  and to increase the  incentive fee to 20% of the new trading profits attributable to its management.

Under  signed  agreement,  prior to October 1, 2000,  Welton  received a monthly  management  fee of 1/12 of 3% of the  month-end net asset value of the  Partnership  under its management and an incentive fee of 18% of the  Partnership's  new trading  profits,  if any,  attributable  to its management.  Effective  October 1, 2000,  the agreement  with Welton was changed  to  reduce  the  monthly  management  fee to  1/12 of 2% of the month-end  net  assets  value  of the  Partnership's  assets  under  its management  and to increase the  incentive fee to 20% of the new trading profits attributable to its management.

The  Partnership  pays an annual  administrative  fee of 1.125% and .25%
of the  beginning  of the year net  asset  value of the  Partnership  to
IDSFC and CISI, respectively.

(4)   Income Taxes

No   provision   for  Federal   income   taxes  has  been  made  in  the
accompanying  financial  statements as each partner is  responsible  for reporting  income  (loss)  based on the pro rata share of the profits or losses  of the  Partnership.  The  Partnership  is  responsible  for the
Illinois State  Partnership  Information  and  Replacement  Tax based on the operating  results of the  Partnership.  Such tax amounted to $0 for the  quarters  ended June 30, 2001 and 2000 and is included in operating expenses in the statement of operations.

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

The contractual  amounts of these instruments  reflect the extent of the
Partnership's  involvement in the related  futures  contracts and do not reflect the risk of loss due to counterparty  nonperformance.  Such risk is  defined  by  SFAS 105  as  credit  risk.  The  counterparty  of  the
Partnership for futures  contracts  traded in the United States and most
non-U.S.  exchanges  on which the  Partnership  trades  is the  clearing house  associated  with the exchange.  In general,  clearing  houses are backed by their  membership and will act in the event of  nonperformance by one of their  members or one of the  members'  customers  and as such should  significantly  reduce this credit  risk.  In the cases where the
Partnership  trades  on  exchanges  on which the  clearing  house is not backed by the  membership,  the sole  recourse  of the  Partnership  for nonperformance  will  be  the  clearing  house.  The  Forwards  Currency
Broker   is   the   counterparty   for   the    Partnership's    forward
transactions.  CISFS  policies  require  that it  executes  transactions only  with top rated  financial  institutions  with  assets in excess of
$100,000,000.

The average  fair value of  commodity  interests  was  $2,191,558  as of
June  30,  2001.  Fair  value as of June 30,  2001  was  (660,815).  The net gains or losses  arising  from the  trading of  commodity  interests are presented in the statement of operations.

The  Partnership  holds  futures and futures  options  positions  on the various  exchanges  throughout  the world and  forwards  positions  with
CISFS  which  transacts  with  various top rated  banks  throughout  the world. As defined by SFAS 105,  futures and forward  currency  contracts are  classified  as financial  instruments.  SFAS 105  requires that the
Partnership  disclose the market risk of loss from all of its  financial instruments.  Market  risk is defined  as the  possibility  that  future changes in market prices may make a financial  instrument  less valuable or more onerous.  If the markets  should move against all of the futures and forward  positions held by the  Partnership at the same time, and if the  markets  moved such that the CTAs were unable to offset the futures positions  of the  Partnership,  the  Partnership  could lose all of its assets  and the  partners  would  realize  a 100%  loss.  As of June 30,
2001, the  Partnership  had contracts with two CTAs who make the trading decisions  for  the  Partnership.  One  of the  CTAs  trades  a  program diversified among all commodity  groups,  while the other is diversified among the various  futures  contracts in the financial and metals group.
Both CTAs trade on U.S. and  non-U.S.  exchanges.  Such  diversification should greatly reduce this market risk.

At June 30, 2001,  the cash  requirement  of the commodity  interests of the  Partnership  was  $8,803,155.  This  cash  requirement  was  met by
$27,321,304 held in segregated  funds,  $3,872,969 held in secured funds and $1,213,368 held in  non-regulated  funds. At June 30, 2001, cash was on deposit with the Brokers that exceeded the cash requirement amount.

The following  chart  discloses the dollar amount of the unrealized gain or loss on open contracts  related to exchange traded  contracts for the
Partnership as of June 30, 2001:

COMMODITY GROUP           UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES              15,387
FOREIGN CURRENCIES                   178,654
STOCK INDICES                       (592,981)
ENERGIES                             107,779
METALS                              (252,848)
INTEREST RATE INSTRUMENTS           (116,806)

TOTAL                               (660,815)

The range of maturity dates of these  exchange  traded open contracts is
July 2001 to March 2002.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operation

Fiscal Quarter ended June 30, 2001

The Partnership recorded a loss of $5,268,412 or $47.84 per unit for the second quarter of 2001.

The  Partnership  posted  losses  in each  of the  three  months  in the second  quarter.  Overall,  the  second  quarter  of fiscal  2001  ended substantially  negative for the Partnership.  Both managers,  the Welton
Investment   Group   (Welton)  and  John  W.  Henry  and  Company  (JWH)
experienced poor  performance.  On June 30, 2001, JWH was managing 56.7%
of the  Partnership's  assets  while  Welton was  managing  43.3% of the
Partnership's assets.

In April,  the  Partnership  suffered losses as the economy and the U.S.
stock market  demonstrated signs of rebounding.  An unexpected  discount rate cut in the U.S.,  coupled  with a lack of an  interest  rate cut in
Europe,   caused  trend   reversals   in  both  Euro  and  U.S.   dollar
denominated  bond  markets.   These  reversals  were  negative  for  the
Partnership.  Long  positions  in the Japanese  bond market,  which have been  maintained  for  several  months,  were  closed out after  similar price  behavior.  Trading  in  British,  Swiss and  Australian  interest rates  was also  slightly  negative.  The  currency  sector  experienced losses  in  April.  The  biggest  loss  came in the  Yen,  which  was up against  the U.S.  dollar for the first  month  since  August.  The U.S.
dollar  fared  slightly  better  against  the Euro,  Swiss franc and the
British  pound,  but lost  ground to each for the  month.  Gold  rallied slightly  off its low,  which  reduced  open trade  profits and led to a small loss in the metal sector.  Petroleum prices  continued  trading in a  volatile,  sideways  manner  which  accounted  for a  small  loss  in energy.  Overall,  the  Partnership  recorded  a loss of  $3,098,741  or
27.93 per unit in April.

In May,  short  positions in the Euro proved to be very  profitable  for the  Partnership.  Commencing  May  1,  2001,  the  Partnership  stopped accepting new  investors.  The Euro  continued to erode in value against the  U.S.  dollar  as EU  members  reconsidered  the  need  for a common currency.  Trading in the interest rate sector was challenging.  Despite rate cuts by both the Fed and the European  Central Bank,  many interest rate  markets  moved in a  trendless  manner  which  resulted in losses.
Energy  markets  were  indecisive  in May.  Gains in short  natural  gas positions  were the most  profitable  while  long  crude  oil  positions
incurred  losses.  As  had  been  the  case  for  several  months,   the
Partnership  had very small  positions  in metal and  commodity  markets due to a lack  of  price  trends.  The  Partnership  recorded  a loss of
$567,516 or $5.17 per unit in May.

In June, the  Partnership  suffered losses in interest rate and currency trading  primarily due to the  uncertainty  in the global  economy.  The interest rate sector  experienced  negative  performance  largely due to the  volatility  associated  with the U.S.  Federal  Reserve's rate cut.
Markets  failed to follow  through after the cut, which led to losses in
all  U.S.   dollar  and  Euro   denominated   interest   rate   trading.
Australian  interest rate trading was negative as well.  The only bright spot in the  interest  rate  sector  came  from  the long  positions  in
Japanese  government  bonds.  The  re-election  of Prime  Minister  Tony
Blair added to an already  confusing  situation in the currency  sector.
The Euro and  British  Pound  closed the month about  unchanged  against the  Dollar.  However,  the  intra-month  volatility  in each  of  these markets triggered  stop-loss  selling.  The Partnership's long Yen/short
Euro  position,  which had been  profitable  in May,  was  closed due to weakness  in the Yen.  Losses in crude  oil and  gasoline  trading  more
then  offset  gains  made  in  short   positions  in  natural  gas.  The
Partnership recorded a loss of $1,602,154 or $14.74 per unit in June.

The Partnership is down 5.63% for calendar year 2001.

During the quarter,  investors  redeemed a total of 7,411.80  units.  At
the  end  of  the  quarter  there  were  107,971.76  units   outstanding
(including 2,267.35 units owned by the General Partners).

During the fiscal  quarter  ended June 30, 2001 the  Partnership  had no
material  credit   exposure  to  a  counterparty   which  is  a  foreign
commodities exchange.

Fiscal Quarter ended June 30, 2000

The  Partnership  recorded a loss of  $3,746,127  or $28.18 per unit for the second  quarter of 2000.  This  compares to a gain of  $4,874,406 or
$32.32 per unit for the second quarter of 1999.

The  Partnership  posted losses every month in the second  quarter.  The world's  interest  rate,  currency,  stock index and metals  markets had been  focusing on  inflation  indicators  which had been  sending  mixed signals.  This led to  trend-less,  erratic  markets which are difficult for managers  utilizing  long-term  trend  following  strategies such as the  John W.  Henry  and  Company,  Inc.  (JWH)  and  Welton  Investment
Corporation  (Welton).  At June 30,  2000,  JWH was  managing 65% of the
Partnership's  assets and Welton was managing  35% of the  Partnership's assets.

In April,  volatility  in stocks led to a stronger  U.S.  dollar  versus the Euro and  profits  for the  Partnership.  Despite an  interest  rate increase by  European  central  banks,  the U.S.  dollar  reached an all time high  versus  the Euro.  Additional  profits  were  accrued in long
dollar   positions   against  the   British,   Swiss,   and   Australian
currencies.   Stock  index  trading   suffered,   especially  in  Japan.
Although the  Partnership's  metals positions were up slightly,  overall trading in  non-financial  markets was down slightly with the energy and food markets showing losses.  This was an especially  difficult area for
Welton,  who was  down  over  7%.  The  Partnership  recorded  a loss of
$308,529 or $2.22 per unit in April.

In May,  mixed  inflationary  signals  set the scene for two major trend reversals.  The U.S.  interest  rate  market  had a  volatile  change of direction  as rates  headed  lower and the Euro  abruptly  reversed  its long  term  down  trend  versus  the  U.S.  dollar.  After  having  been profitable  for the majority of May, the  Partnership  closed lower when both trends  reversed.  Trading in U.S.  bonds was down sharply,  as was
Euro  denominated  interest  rate trading.  After hitting  all-time lows against  the U.S.  dollar in April,  the Euro  appreciated  and  profits
accumulated  in  April  by  the  Partnership   were  given  back.  Short
positions  in the Nikkei made the stock index  sector the only  positive
performing   financial   area.  Long  positions  in  the  energy  sector
produced  positive  results  as  petroleum  prices  continued  to surge.
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

During  February,  the Bank of Japan  once  again  adopted  a policy  of reducing  interest  rates as Japan's  economic  recovery  stalled.  This allowed the  Partnership's  long  positions in Japanese bonds to greatly appreciate  in  value.  Smaller  gains  were made in long  positions  in
U.S.,  German,  British,  and  Australian  interest  rates.  Trading  in
European  currencies was negative.  Both the Euro and Swiss franc traded in erratic  patterns  for much of the month,  which more than offset the gains  made  in the  Yen.  OPEC  agreed  to cut  output  by 1.5  million barrels  a day in order to  support  prices.  However,  the  slowing  of global economies  counteracted  this decrease leading to an unprofitable trading  environment for the  Partnership.  By the end of the month, the
Partnership  had all but  exited  the  energy  sector.  The  Partnership recorded a gain of $64,114 or $0.56 per unit in February.

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
Within  the first  couple of days of the New Year,  the  Japanese  banks intervened  and  started  pouring  money  into  the  U.S.  dollar.  This abrupt  reversal  in the  U.S.  dollar/Yen  relationship  resulted  in a reversal of  partnership  positions  from long Yen to short Yen within a matter of days. Short  Australian  dollar positions proved difficult and also  resulted  in losses.  Stock  indices,  namely  the Nikkei  fell in response to volatility  in the tech sector,  which is factored into that index.  Long  positions hurt the  Partnership's  performance as did long
positions  in  the  S and P 500 Stock Index and  Paris   CAC-40   index.
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

Changing  expectations  regarding  economic growth and inflation created a difficult  trading  environment  in February.  The strategic news item was the U.S.  Federal  Reserve's  decision to buy back part of the debt, which led to a powerful  rally in the U.S.  30-year  bond.  The decision by the Fed created havoc in the  Partnership's  interest rate portfolio, which was  dominated  by short  positions.  Losses  were  taken in North
American,   Asian,  and  European  interest  rates.  The  yield  on  the
10-year  U.S.  government  bond  exceeded  that  of  the  30-year  bond, creating an inverted  yield curve,  which is a very unusual  occurrence.
Currency  trading  was  mixed.  Profitable  long U.S.  dollar  positions
were  bolstered  by  the  revised  fourth  quarter  GNP  number,   which
reflected  a robust  economy.  However,  gains in the U.S.  dollar  were offset by losses  incurred by long  European/short  Japanese  positions.
Surging energy prices supported  performance in  non-financial  markets.
Food and grain  markets  were once again  featureless.  Precious  metals trading  suffered as gold prices  rallied and then fell sharply.  Equity indices  gained some ground lost in January as U.S. and European  equity indices  rose.  Long  positions  in  U.S.  Stock  Indices  had  a  small positive  impact.  On March 2, the  General  Partners  received a letter from  Verne  Sedlacek,  President  of John W.  Henry and  Company,  Inc.
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

In March,  profit taking in U.S.  stocks led to massive  capital  shifts out of  the  U.S.  dollar  and  into  the  Japanese  yen.  These  events destabilized  currency  and stock  markets  worldwide  and  resulted  in losses for the  Partnership.  The appreciation of the Yen contributed to
Partnership  losses in that long  positions in the U.S.  dollar and Euro versus  the Yen  both  suffered.  Marginal  gains  in  dollar  positions
against  European  and  Australian   currencies   proved  inadequate  in
offsetting  these  losses.  Non-financial  markets  were,  for the  most part,  quiet in March.  Profits  in long  crude oil,  heating  oil,  and
gasoline   positions  were  reduced  when  OPEC  agreed  to  expand  oil production.  Performance in precious,  as well as, industrial metals was down  slightly.  The food and grain markets were  featureless.  Positive performance  in  March  came  from  the  interest  rate  sector.  The 7%
correction  in tech stocks  coupled with the U.S.  treasury's  continued
buying  of  longer  dated  bonds  led  to  positive  performance  in the
Partnership's  bond position.  The European  Central Bank's  decision to raise  short-term  interest  rates  led to  purchasing  European  bonds, which  assisted  the  Partnership's  position  as well.  Stock  indices, namely the appreciation  in the S and P 500  Stock  Index contributed to the Partnership's performance. Overall, the Partnership posted a loss of
$410,920 or $2.86 per unit in March.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Subsequent  to the end of the  quarter,  on July 11,  2001,  Welton  was instructed to liquidate  the  Partnership's  positions  held pursuant to
Welton's  Diversified  Program and to cease  trading  for that  program.
The General  Partners are  researching  traders with whom to place these assets formerly traded in the Welton Diversified Program.

Effective  June 19, 2001 Shaun  O'Brien was  appointed  Chief  Financial
Officer of CIS  Investments,  Inc.,  one of the General  Partners of the
Partnership.  At that same time, Todd Urbon was appointed Treasurer.  On
July 9, 2001,  Bernie Dan  resigned  his  position as  President.  As of the date of this filing, no one has been appointed to replace him.

On April 30, 2001 Peter  Anderson  resigned  his position as Director of
IDS  Futures   Corporation,   one  of  the   General   Partners  of  the
Partnership.  As of the date of this filing none has been  appointed  to replace him. On May 11, 2001,  Michael  Weiner  resigned his position as
Vice  President,  Treasurer  and  Secretary.  As of  the  date  of  this filing no one has been appointed to replace him.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

None

b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the  registrant  has duly  caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES, L.P.

Date:   August 1, 2001
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun O'Brien
        Shaun O'Brien
        Chief Financial Officer

(Duly  authorized  officer  of the  General  Partner  and the  Principal
Financial Officer of the General Partner)