Form 10-Q
period 2001-09-30
IDS MANAGED FUTURES L P
filed 2001-11-13
CIK 809061

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2001

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
                                   Ended 9/30/01   Ended 9/30/01  Ended 12/31/00 Ended 9/30/00   Ended 9/30/00

Statement of
Financial Condition                  X                                 X

Statement of
Operations                           X                X                                X              X

Statement of Changes
in Partners' Capital                                  X

Statement of
Cash Flows                                            X                                               X

Notes to Financial
Statements                           X
IDS MANAGED FUTURES, L.P.
STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
                                                                     Sept 30, 2001             Dec 31, 2000
ASSETS
Equity in commodity futures
   trading accounts:
   Cash on deposit with Brokers                                        30,125,866                 30,663,859
   Unrealized gain (loss) on open
     futures contracts                                                    477,633                  6,477,053

                                                                       30,603,499                 37,140,912

Interest receivable                                                        74,443                    149,157
Prepaid G.P. fee                                                          125,413                          0

      Total assets                                                    $30,803,355                $37,290,069

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued commissions on open
     futures contracts due to AEFA Advisors and CIS                       $35,146                    $69,382
   Accrued exchange, clearing and NFA fees                                 $1,603                     $2,013
   Accrued management fee                                                  33,060                     61,698
   Accrued incentive fee                                                        0                          0
   Accrued operating expenses                                               6,675                     38,000
   Redemptions payable                                                    231,376                    620,987
   Selling and Offering Expenses Payable                                        0                     14,235

       Total liabilities                                                  307,860                    806,315

Partners' Capital:
   Limited partners (102,611.32 units                                  29,836,220                 35,697,427
     outstanding at 9/30/01, 112,257.87
     units outstanding at 12/31/00) (see Note 1)
   General partners (2,267.35 units outstanding at 9/30/01,               659,275                    786,327
     2,472.76 units outstanding at 12/31/00) (see Note 1)

      Total partners' capital                                          30,495,495                 36,483,754

      Total liabilities and
        partners' capital                                             $30,803,355                $37,290,069

Net asset per outstanding unit of partnership interest                    $290.77                    $317.99

See accompanying notes to financial statements.
IDS MANAGED FUTURES, L.P.
STATEMENTS OF OPERATIONS
UNAUDITED

                                                    Jul 1, 2001     Jan 1, 2001     Jul 1, 2000     Jan 1, 2000
                                                    through         through         through         through
                                                    Sept 30, 2001   Sept 30, 2001   Sept 30, 2000   Sept 30, 2000

Gain (loss) on trading of commodity futures
  And forwards contracts, physical
  Commodities and related options:
  Realized gain (loss) on closed positions       ($1,885,283)     $4,038,615       ($1,271,187)   ($5,620,111)
  Change in unrealized gain (loss)
   on open positions                               1,138,448      (5,999,420)       (1,315,019)    (4,099,031)
Interest income                                      259,657       1,023,723           428,516      1,406,347
Foreign currency transaction gain (loss)              74,445         123,632           (75,751)      (311,353)
Other revenue                                         27,273          27,273            49,334         92,124

  Total revenues                                    (385,460)       (786,177)       (2,184,107)    (8,532,024)

EXPENSES

   Commissions paid to AEFA Advisors and CIS         316,686       1,063,869           304,158        952,441
   Exchange fees                                      54,316         143,734            10,726         41,803
   Management fees                                   102,887         459,079           276,277        987,857
   Incentive fees                                          0          38,470                 0              0
   General Partner fee to IDS Futures Corp. and CIS  125,413         376,239           159,170        477,510
   Operating expenses                                  9,500          28,600             9,394         28,499

      Total expenses                               608,802       2,109,990           759,725      2,488,110

      Net profit (loss)                          ($994,262)    ($2,896,167)      ($2,943,832)  ($11,020,134)

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                               ($9.31)         ($27.22)         ($23.48)        ($81.16)

                                                 (see Note 1)      (see Note 1)

See accompanying notes to the financial statements.
IDS MANAGED FUTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2001 through September 30, 2001
UNAUDITED

                                                                       Limited       General
                                                        Units*         Partners      Partners         Total

Partners' capital at January 1, 2001                 112,257.87     $35,697,427     $786,327    $36,483,754

Net loss                                                             (2,833,147)     (63,020)    (2,896,167)

Additional Units Sold (see Note 1)                       858.34         296,190            0        296,190

Less Selling and Organizational Costs                                   (26,657)           0        (26,657)

Redemptions                                          (10,504.89)     (3,297,593)     (64,032)    (3,361,625)

Partners' capital at September 30, 2001              102,611.32     $29,836,220     $659,275    $30,495,495

Net asset value per unit
   January 1, 2001 (see Note 1)                                         $317.99      $317.99

Net loss per unit (see Note 1)                                           (27.22)      (27.22)

Net asset value per unit
  September 30, 2001                                                    $290.77      $290.77

* Units of Limited Partnership interest.

See accompanying notes to the financial statements.
IDS MANAGED FUTURES, L.P.
STATEMENTS OF CASH FLOWS
UNAUDITED
                                                             Jan 1, 2001           Jan 1, 2000
                                                             through               through
                                                             Sep 30, 2001          Sep 30, 2000

Cash flows from operating activities:
   Net loss                                                  ($2,896,167)         ($11,020,134)
   Adjustments to reconcile net loss
    to net cash provided by
    (used in) operating activities:
   Change in assets and liabilities:
     Decrease in unrealized gain on open
       futures and forward contracts                           5,999,420             4,099,031
     Decrease in interest receivable                              74,714                43,379
     Increase in prepaid general partner fee                    (125,413)             (159,170)
     Decrease in accrued liabilities                            (108,844)              (84,030)

     Net cash provided by (used in)
       operating activities                                    2,943,710            (7,120,924)

Cash flows from financing activities:
   Net proceeds from sale of units                               269,533               713,743
   Partner redemptions                                        (3,751,236)           (8,701,054)

   Net cash used in
     financing activities                                     (3,481,703)           (7,987,311)

Net increase (decrease) in cash                                 (537,993)          (15,108,235)

Cash at beginning of period                                  $30,663,859           $45,354,529

Cash at end of period                                        $30,125,866           $30,246,294

See accompanying notes to the financial statements.

                       IDS MANAGED FUTURES, L.P.
                     NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001

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
Services  Inc.  By  September  30,  2001,  a total of  239,374.23  units representing a total  investment of  $66,263,938 of limited  partnership interest had been sold in the combined offerings.  During the offerings, the General  Partners  purchased a total of  2,883.57  additional  units representing a total  investment of $560,110.  Selling  commissions  and organization  and offering  expenses of $6,133,679  were paid by the new limited  partners.  See the IDS Managed Futures,  L.P.  prospectus dated
April 11, 2000, as  supplemented  January 1, 2001,  for further  details concerning  the offerings.  Commencing  May 1, 2001, the  Partnership no longer accepts new investors.

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

(2) Summary of Significant Accounting Policies

The  accounting  and reporting  policies of the  Partnership  conform to generally  accepted  accounting  principles  in  the  United  States  of
America and to general  practices within the commodities  industry.  The following is a description  of the more  significant  of those  policies that the Partnership follows in preparing its financial statements.

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

Under  signed  agreement,  prior to October 1, 2000,  Welton  received a monthly  management  fee of 1/12 of 3% of the  month-end net asset value of the  Partnership  under its management and an incentive fee of 18% of the  Partnership's  new trading  profits,  if any,  attributable  to its management.  Effective  October 1, 2000,  the agreement  with Welton was changed  to  reduce  the  monthly  management  fee to  1/12 of 2% of the month-end  net  assets  value  of the  Partnership's  assets  under  its management  and to increase the  incentive fee to 20% of the new trading profits  attributable  to its  management.  Note,  Welton Alpha  Overlay program does not receive Management fees.

The Partnership pays an annual  administrative fee of 1.125% and .25% of the  beginning of the year net asset value of the  Partnership  to IDSFC and CISI, respectively.

(4) Income Taxes

No provision for Federal income taxes has been made in the  accompanying financial  statements  as each  partner  is  responsible  for  reporting income  (loss)  based on the pro rata share of the  profits or losses of the  Partnership.  The Partnership is responsible for the Illinois State
Partnership  Information  and  Replacement  Tax  based on the  operating results of the  Partnership.  Such tax  amounted to $0 for the  quarters ended September 30, 2001 and 2000 and is included in operating  expenses in the statement of operations.

(5) Financial Instruments with Off-balance Sheet Risk

The Company is a party to financial  instruments with off-balance  sheet risk  in the  normal  course  of its  business.  These  instruments  are primarily the  execution  and clearing of orders for  commodity  futures and  options  contracts  on  behalf  of  its  customers  (including  its
Parent),  substantially  all of which are  transacted on a margin basis.
Such  transactions  may expose the Company to off-balance  sheet risk in
the  event  that  a  customer  is  unable  to  fulfill  its   contracted
obligations.   In  the  event  the   customer   fails  to  satisfy   its
obligations,  the Company may be required to purchase or sell  financial instruments  at  prevailing  market  prices  in  order  to  fulfill  the customer's  obligations.  The  Company  seeks to control  these risks by requiring  customers to maintain  margin  collateral in compliance  with
various  regulatory  and  internal  guidelines.   The  Company  monitors
required margin levels daily and, pursuant to such guidelines,  requires customers to deposit  additional  collateral  or reduce  positions  when necessary.  The  Company  will also  require  its  customers  to deposit additional  equity or reduce  positions if it is  determined  that their activities may be subject to above-normal market risks.

Clearance,  financing, and settlement activities may require the Company to maintain  funds with or pledge  securities as  collateral  with other financial  institutions.  In the  event  the  counterparty  is unable to meet its  contracted  obligation  to return  the  securities  pledged as collateral,  the  Company  may be exposed to the risk of  acquiring  the securities at  prevailing  market  prices.  The Company  controls  these
risks  by  assessing   the   creditworthiness   of  each   counterparty,
establishing  limits,  and  monitoring  compliance  on  a  daily  basis.
Additionally,  the Company monitors  collateral  market value on a daily basis,  and  adjusts  collateral  levels in the  event of excess  market exposure.

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

Fiscal Quarter ended September, 2001

The Partnership  recorded a loss of  $994,262 or  $9.31 per unit for the third quarter of 2001.

During  the  third  quarter,   the  Partnership   experienced   negative
performance.  The account managed by the John W. Henry and Company, Inc.
(JWH) was up 8.37% for the quarter.  However,  the Alpha Program managed by the Welton Investment  Corporation  (Welton),  which overlays 100% of the Partnership,  was down 7.04% for the quarter. On September 30, 2001,
JWH was managing 64.08% of the Partnership's  assets. The balance of the
Partnership's assets were being held in an interest bearing account.

In July, positive  performance in the currency sector early in the month turned  into a small  loss by month  end.  The  single  most  profitable position in the  Partnership's  portfolio  was short  Japanese yen. Long positions  in the  Euro  and the U.S.  dollar  against  the Yen were not enough to offset  losses in other  currency  positions.  In the interest rate sector,  the  Partnership's  long global bond position was slightly positive.  Small profits were produced in almost every  geographic area.
Crude and heating oil prices  bounced  about in a  featureless  pattern.
The metal  sector  showed signs of breaking  out of its  prolonged  down trend as silver,  copper and  aluminum  rallied  sharply.  Overall,  the
Partnership recorded a loss of $1,335,046 or $12.37 per unit in July.

During  August,  disappointing  economic  indicators  allowed  for lower
interest   rates  around  the  globe  and  a  positive   month  for  the
Partnership.  The  interest  rate  sector  performed  extremely  well in
August.  Profits  were accrued from  positions  ranging from  short-term
Treasury-bill to 30 year bonds.  Interest rate trading was profitable in all  geographic  areas  except  Japan.  The  currency  sector  posted  a positive  result due to trading in European  markets.  Long positions in the Euro,  Swiss franc,  and British pound  against the U.S.  dollar and
Yen were very profitable.  Despite having participated  lightly in stock index futures in August, the Partnership  amassed gains in this area due to short positions in Japanese,  German and British stock index futures.
In the energy sector,  gains in heating oil were offset by losses in all other energy markets.  In metals, a rally in gold reversed  abruptly and led to small losses in that sector.  Gains in coffee were not enough for agricultural sector to post a gain. Overall,  the Partnership recorded a gain of $1,205,143 or $11.24 per unit in August.

On  September  11,  2001,  the bombing of the World Trade  Center sent a shock wave through the world's capital  markets.  CIS  Investments  Inc.
and  Cargill  Investor  Services,  Inc.,  the  Partnership's  co-General
Partner and Clearing  Broker,  respectively,  evacuated  its Sears Tower location  to operate  out of their  Disaster  Recovery  site in suburban
Chicago.  All daily functions related to the Partnership,  such as trade
processing,   accounting  and  monitoring  of  trading  activity,   were
performed in a routine manner. On Wednesday,  CISI and CIS resumed their normal operations from their Sears Tower location.

Welton's  Alpha  Portfolio,  an option overlay  program,  is utilized to manage  Partnership  assets.  This type of strategy  fares poorly during extreme  market  conditions.  Hence,  Welton  suffered  large  losses in
September.  These  losses more than offset the gains made by the JWH for the month. At the end of September,  the Partnership's largest positions were  long  interest  rates  around  the globe as well as short the U.S.
dollar  versus  the  Yen,  Euro,  and  Swiss  franc.   Slightly  smaller
positions were held in long gold as well as short British,  Japanese and
German  stock  indices.  Overall,  the  Partnership  recorded  a loss of
$864,359 or $8.18 per unit in September.

During the quarter,  investors  redeemed a total of 3,093.10  units.  At
the  end  of  the  quarter  there  were  104,878.67  units   outstanding
(including 2,267.35 units owned by the General Partners).

During the fiscal quarter ended  September 30, 2001 the  Partnership had no  material  credit  exposure  to a  counterparty  which  is a  foreign commodities exchange.

Fiscal Quarter ended September 30, 2000

The  Partnership  recorded a loss of  $2,943,832  or $23.48 per unit for the third  quarter of 2000.  This  compares to a loss of  $6,292,067  or
$42.18 per unit for the third quarter of 1999.

The  Partnership  posted losses in July and  September.  Performance  in
August  was up  slightly.  Markets  continued  the  erratic,  trend-less patterns  that  occurred  in the  second  quarter.  Both JWH and  Welton experienced  losses  during this  quarter.  As of September 30, 2000 JWH was managing 61% of the  Partnership's  assets while Welton was managing the remaining 39%.

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

On the positive side,  surging  petroleum  prices allowed long positions
in  the  energy  sector  to  continue  to  accrue  profits.   Profitable
positions in sugar,  soybeans and coffee  supported  performance  in the
non-financial  markets.   Metals  trading  was  slightly  negative.  In
summation,  the  Partnership  recorded a loss of $1,086,380 or $8.41 per unit in July.

The Partnership  benefited from a strong U.S. dollar and a resurgence in energy  prices  to record a gain in  August.  Energies  contributed  the majority  of the  profits  for the month  with  Brent  crude oil  prices hitting  10-year  highs and U.S.  crude  coming  within $1 of a new post
Gulf War  record.  Long  U.S.  dollar  positions  posted  gains  for the portfolio when the  beleaguered  Euro sank to a three-month  low against the U.S.  dollar and  dragged the Swiss franc along with it. The British
pound  also  set  six-year  lows  against  the  U.S.   dollar  amid  the
perception  that  interest  rates  would hold for some time in  Britain.
These  gains were  somewhat  offset by losses  which  occurred  when the
Japanese   economy   strengthened,   causing   a   rally   against   the
Partnership's short Yen position.

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

Currency  markets were caught off guard  September 22, 2000 when massive central bank intervention  supported the Euro and temporarily halted its
decline.   After  having  been  up  almost  6%  earlier  in  the  month, performance  suffered  when the central  banks from Canada,  Japan,  the
United  Kingdom and the U.S.  agreed to purchase  over 6 billion  Euros.
The Central Bankers  intervened because the Euro had declined to a level that could create  inflation in its member  countries.  Their action led to  reverberations  throughout  the currency and interest  rate markets.
Despite  the gains  seen early in the month,  this  intervention  caused positions in European  and Asian  currencies  and foreign and U.S.  debt markets  to be mostly  unprofitable.  In the  energy  sector,  crude oil prices,  after  rising to over $39 a barrel,  fell  sharply on news that
OPEC  increased  production and the Clinton  administration  released 30 million barrels from the U.S.  strategic  supply.  Despite this increase in  supply,  crude  oil  inventory  was at a 20 year  low  and  remained susceptible to additional price dislocations.

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

Effective  October  1,  2000,  fees  paid to the  Partnership's  Trading
Advisors,  Welton Investment  Company and JWH, were changed.  The annual management  was reduced to 2% (down from 4%) while the incentive fee was increased to 20% (up from 15%) of new net high  profits.  These  changes reduced the  "breakeven"  for the  Partnership at the time by 2% and put a greater emphasis on profitability.

During the third  quarter,  there were 415.97  additional  units sold to
Limited  Partners  (there  were  no  units  sold to  General  Partners).
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

Fiscal Quarter ended June 30, 2001

The Partnership recorded a loss of $5,268,412 or $47.84 per unit for the second quarter of 2001.

The Partnership  posted losses in each of the three months in the second
quarter.   Overall,   the   second   quarter   of  fiscal   2001   ended
substantially  negative  for  the  Partnership.   Both  Welton  and  JWH
experienced poor  performance.  On June 30, 2001, JWH was managing 56.7%
of the  Partnership's  assets  while  Welton was  managing  43.3% of the
Partnership's assets.

In April,  the  Partnership  suffered losses as the economy and the U.S.
stock market  demonstrated signs of rebounding.  An unexpected  discount rate cut in the U.S.,  coupled  with a lack of an  interest  rate cut in
Europe,  caused trend reversals in both Euro and U.S. dollar denominated bond markets.  These reversals were negative for the  Partnership.  Long positions in the Japanese  bond market,  which had been  maintained  for several months,  were closed out after similar price  behavior.  Trading in  British,  Swiss and  Australian  interest  rates  was also  slightly negative.  The currency sector  experienced losses in April. The biggest loss  came in the Yen,  which was up  against  the U.S.  dollar  for the first month since August.  The U.S. dollar fared slightly better against the Euro,  Swiss  franc and the British  pound,  but lost ground to each for the month.  Gold rallied  slightly off its low,  which  reduced open trade  profits  and led to a small loss in the metal  sector.  Petroleum prices continued trading in a volatile,  sideways manner which accounted for a small loss in energy.  Overall, the Partnership recorded a loss of
$3,098,741 or 27.93 per unit in April.

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
Markets  failed to follow  through after the cut, which led to losses in all U.S. dollar and Euro denominated  interest rate trading.  Australian interest rate trading was negative as well.  The only bright spot in the
interest   rate  sector  came  from  the  long   positions  in  Japanese
government  bonds. The re-election of Prime Minister Tony Blair added to an already  confusing  situation  in the currency  sector.  The Euro and
British Pound closed the month about unchanged  against the U.S. dollar.
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

The  Partnership  posted losses every month in the second  quarter.  The world's  interest  rate,  currency,  stock index and metals  markets had been  focusing on  inflation  indicators  which had been  sending  mixed signals.  This led to  trend-less,  erratic  markets which are difficult for managers utilizing long-term trend following  strategies such as JWH and Welton.  At June 30, 2000, JWH was managing 65% of the Partnership's assets and Welton was managing 35% of the Partnership's assets.

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

During the first two months of the quarter, the Partnership  experienced slightly negative performance.  However, during March, strong gains were
recorded.   Overall,  the  first  quarter  of  fiscal  year  2001  ended substantially  positive for the  Partnership  account managed by JWH and slightly  negative  for the  accounts  managed by  Welton.  On March 30,
2001,  JWH was managing 54.8% of the  Partnership's  assets while Welton was managing 45.2% of the Partnership's assets.

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
dollar in March and  approximately  17% since September 2000. Gains were also accrued in long U.S. dollar  positions  against the Swiss franc and
Australian  dollar.  Trading  in the  U.S.  dollar  versus  the Euro was slightly  negative.  As had been the case for several  months,  position sizes in the  commodity,  metal,  energy and stock  index  sectors  were quite  small due to lack of price  trends.  The  Partnership  recorded a gain of $4,020,684 or $35.62 per unit in March.

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
However,  gains in the U.S.  dollar  were  offset by losses  incurred by long European/short Japanese positions.  Surging energy prices supported performance in non-financial  markets.  Food and grain markets were once again  featureless.  Precious  metals  trading  suffered  as gold prices rallied and then fell sharply.  Equity  indices  gained some ground lost in January as U.S. and European  equity indices rose.  Long positions in
U.S.  Stock Indices had a small positive  impact.  On March 2, 2000, the
General  Partners  received a letter from Verne  Sedlacek,  President of
John  W.  Henry  and  Company,  Inc.  detailing   modifications  to  the
Financial and Metals trading  program.  All changes were designed to add balance to the  program  without  giving up any upside  potential.  Most noteworthy  were the  dramatic  reductions  in  precious  metals and Far
Eastern  interest rate trading as well as the addition of offshore stock indices,  base metals, and expansion of non-dollar currency trading. JWH
remains   steadfast  in  its  commitment  to  research.   Overall,   the
Partnership posted a loss of $1,495,665 or $10.30 per unit in February.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On August 31, 2001,  Ronald L. Davis  resigned as Vice  President of CIS
Investments, Inc. No one will be appointed to this position.

Subsequent to the end of the second  quarter,  on July 11, 2001,  Welton was  instructed to liquidate the  Partnership's  positions held pursuant to  Welton's  Diversified  Portfolio  and  to  cease  trading  for  that program.  The General  Partners  are  researching  traders  with whom to place these assets  formerly traded in the Welton  Diversified  Program.
Welton continues to manage partnership asset's in its Alpha Portfolio.

On July 9, 2001,  Bernie Dan  resigned his position as President of CIS.
Mr. Dan was replaced by James  Davison,  who had been Managing  Director of CIS Europe.  Mr.  Davison  first joined CIS in 1987, he has extensive experience in all areas of the futures business.  We feel this change of leadership will not have a material effect on the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

None

b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the  registrant  has duly  caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES, L.P.

Date:   November 12, 2001
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun O'Brien
        Shaun O'Brien
        Chief Financial Officer

(Duly  authorized  officer  of the  General  Partner  and the  Principal
Financial Officer of the General Partner)