Form 10-K
period 2001-12-31
IDS MANAGED FUTURES L P
filed 2002-03-29
CIK 809061

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2001

                       Commission File No. 0-16515

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

     Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:
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

The  aggregate  market value of the voting and  non-voting  common  equity held  by  non-affiliates  of  the  Registrant  as of  February  28,  2002:
$25,673,569.17

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
Financial  Services  Inc.,  which  acts as the  Partnership's  introducing broker and selling agent.  Trading  decisions for the  Partnership for the fiscal  year  ended  December  31,  2001  were  made  by  two  independent commodity  trading  advisors,  John W.  Henry and Company, Inc. and Welton
Investment Corporation.

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
Subsequent  offerings  commenced  March 29, 1993,  January 31, 1994,  June
26,  1995 and August 26,  1997.  Units are no longer  being  offered.  The total amount of the initial  offering was  $7,500,000 and the total amount of the combined  reopenings was  $80,000,000.  After the initial  purchase price of $250 per unit,  investors  purchase units at the then current net asset  value per unit on the last  business  day of the  month;  investors affiliated  with the selling agent of the  Partnership are not required to pay selling  commissions,  and the  current  offering  has varied  selling
commission   rates   depending   on  the  total   dollar   amount  of  the
investment.  Therefore,  the  total  number  of units  authorized  for the
Partnership  is not  determinable  and  therefore is not  disclosed in the financial statements.

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

Under  the  terms  of  the  Limited  Partnership  Agreement,  the  General
Partners may not select  Partnership  transactions  involving the purchase or sale of any commodity  interests,  but must select one or more advisors to direct the Partnership's trading with respect thereto.  Initially,  the
General  Partners chose and caused the  Partnership to enter into Advisory
Contracts with each of John W. Henry and Company,  Inc.  ("JWH") and Sabre
Fund  Management  Limited  ("Sabre").  Commencing on June 16, 1987,  after the  initial  conclusion  of  the  offering  period  with  respect  to the
Partnership's  units,  JWH and Sabre initially began to provide  commodity trading  instructions  to CIS on behalf of the  Partnership.  The  General
Partners  felt  it  appropriate  to  make  a  change  in  trading  advisor systems;  70 percent of the assets  formerly  managed by JWH  pursuant  to
its  Original   Investment  Program  were  allocated  to  another  program operated by JWH, the  Financial and Metals  Portfolio,  as of February 28,
1989.  The remaining  assets in the JWH Original  Investment  Program were closed due to  disappointing  performance  as of October  13,  1989.  This money was  reallocated  to Sabre in early  1990.  In  February  1991,  the
General   Partners   felt  it  prudent  to  realign   the  assets  of  the
Partnership  so that JWH and Sabre were each  allocated 50% of the trading assets.  On July 2, 1997 the General  Partners  entered  into an agreement
to  add  Welton  Investment   Corporation   ("Welton")  as  an  additional
independent  commodity  trading  advisor for the Partnership and effective
July 8, 1997 the assets of the  Partnership  were  re-allocated  among the three  independent  commodity  trading  advisors.  In accordance  with the terms of the Advisory  Contract  between the  Partnership  and Sabre,  the
General  Partners  elected not to renew the  Advisory  Contract  for Sabre and it expired on December  31,  1997.  From  January 1, 1998,  all of the
assets of the  Partnership  were managed by JWH and Welton.  Collectively,
JWH and Welton are herein referred to as the "Advisors".

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
(iii) the  Advisor's  registration  is revoked or not renewed;  (iv) there is unauthorized  assignment of the Advisory  Contract by the Advisor;  (v)
the Advisor dissolves,  merges,  consolidates with another entity, sells a substantial  portion of its assets,  changes  control,  become bankrupt or insolvent  or has a change  in  executive  officer;  or (vi)  the  General
Partners  determine in good faith that such  termination  is necessary for the protection of the Partnership.

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
Effective  July 1, 1992, the  Partnership  paid JWH 1/3 of 1% of the month end NAV of the  Partnership  and a quarterly  incentive  fee of 15% of the
Partnership's   net  trading   profits,   if  any,   attributable  to  its
management.  Effective  October 1, 2000, the Partnership  began paying JWH
1/6 of 1% of the  month end NAV of the  Partnership's  assets  managed  by
JWH  and a  quarterly  incentive  fee  of 20%  of  the  Partnership's  net trading profits,  if any,  attributable to its management.  Pursuant to an agreement  between  the  Partnership  and  Welton,  the  Partnership  paid
Welton a monthly  management  fee of 1/4 of 1% of the  monthend NAV of the
Partnership's  assets under its management  and a quarterly  incentive fee of 18% of net  trading  profits  achieved  on the  NAV of the  Partnership allocated to such  Advisor's  management.  Effective  October 1, 2000, the
Partnership  began  paying  Welton  1/6 of 1% of the  month end NAV of the
Partnership's  assets managed by JWH and a quarterly  incentive fee of 20%
of the  Partnership's  net trading  profits,  if any,  attributable to its management.  See  Exhibit  10.1  incorporated  by  reference  herein for a description  of NAV and trading  profits.  The incentive fee is paid to an
Advisor only when the cumulative  trading profits for assets  allocated to that  Advisor  at  the  end  of a  quarter  exceed  the  highest  previous cumulative  trading  profits  at  the  end  of  a  quarter  for  which  an incentive  fee was paid to the  Advisor.  The  calculation  and payment of incentive fees is not affected by the performance of the other Advisors.

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
the  Partnership  may trade in futures  contracts,  futures  contracts  on foreign currencies  through foreign and domestic  commodity  exchanges and forward  contracts on foreign  currencies;  (vi) the  Partnership  may not engage in  pyramiding,  but may  employ  spreads or  straddles;  (vii) the
Partnership's  assets will not be commingled  with the assets of any other person;  (viii) no Advisor  will be  permitted  to engage in churning  the assets of the  Partnership;  and (ix) no rebates or  give-ups  may be paid to  or  received  by  the  General  Partners.  The  Partnership  will  not generally  utilize  borrowing  except for  short-term  borrowing  when the
Partnership  takes delivery of a physical  commodity.  Material changes in these  trading  policies  must be  approved by a vote of a majority of the outstanding units.

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

The  Partnership's  business  constitutes  only one segment for  financial reporting  purposes;  it is a  limited  partnership  whose  purpose  is to trade,  buy,  sell,  spread  or  otherwise  acquire,  hold or  dispose  of
commodity  interests  including  futures  contracts,   forward  contracts,
physical  commodities and related options  thereon.  The Partnership  does not  engage  in the  production  or sale of any  goods  or  services.  The objective  of the  Partnership  business  is  appreciation  of its  assets
through  speculative  trading  in  such  commodity  interests.   Financial
information  about the  Partnership's  business,  as of December 31, 2001, is set forth under Items 6 and 7 herein.

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

(b) As of December 31, 2001,  there were  95,697.99  units held by Limited
Partners  and  2,267.35  units held by the  General  Partners.  A total of
17,418.23  units had been redeemed by Limited  Partners  during the period from  January  1,  2001 to  December  31,  2001  and  205.41  units by the
General  Partners  (148,759.03  units were redeemed prior to calendar year
2000  by  Limited   Partners   and  410.82  by  General   Partners).   The
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

Item 6.  Selected Financial Data

                                        Year Ended December 31,
                                                     1997     1998     1999     2000      2001

1.  Operating Revenue (Loss) (000)                  7,619    9,513   (5,873)   2,415      (868)
2.  Income (Loss) From Continuing Operations (000)  3,778    4,578  (10,406)    (750)   (3,470)
3.  Income (Loss) Per Unit                          28.09    30.08   (69.61)    5.75    (32.69)
4.  Total Assets (000)                             50,592   58,570   47,833   37,290    28,863
5.  Long Term Obligations                               0        0        0        0         0
6.  Cash Dividend Per Unit                              0        0        0        0         0

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

It is also  possible  for an exchange or the CFTC to suspend  trading in a
particular   contract,   order   immediate   settlement  of  a  particular
contract,  or  direct  that  trading  in  a  particular  contract  be  for liquidation  only.  The  Partnership's  net assets are held in a brokerage account with CIS. The  Partnership  initially  earned  interest on 100% of the  Partnership's  average monthly cash balance at a rate equal to 80% of the average  yield on the 90-day U.S.  Treasury  bills issued  during that month until July 31,  1993.  Commencing  August 1, 1993,  the  Partnership
began  to earn  interest  at a rate  of 90% of the  average  yield  on the
90-day U.S.  Treasury  bills  issued  during that month.  For the calendar year ended  December  31, 2001 CIS had paid or accrued to pay  interest of
$1,162,034  to the  Partnership.  Similarly,  for the calendar  year ended
December  31, 2000 CIS had paid or accrued to pay  interest of  $1,830,812 to the Partnership.

For the fiscal year ended  December 31, 2001,  investors  redeemed a total of  17,418.23  units for  $5,333,317.  For the fiscal year ended  December
31, 2000, investors redeemed a total of 36,832.33 units for $10,087,973.

During 2001,  Limited Partners  purchased  858.35 units for $269,533.  The
General Partners did not purchase any units in 2001.

On December 31, 2001, the Partnership  had unrealized  profits of $913,532
and  cash  on  deposit   of   $16,698,815.   The  total   balance  of  the
Partnership's  account at CIS was  $28,416,896.  These figures  compare to unrealized  profits of $6,477,053 and cash on deposit of  $30,663,859  and total balance of the  Partnership's  account of $37,140,912 as of December
31, 2000.

During the fiscal year ended  December 31, 2001,  the  Partnership  had no
credit  exposure  to  a  counterparty  which  is  a  foreign   commodities
exchange which was material.

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

Results of Operations

2001

During 2001,  total  contributions  to the Partnership  equaled  $269,533.
Investors  redeemed  units in the  amount of  $5,269,285  and the  General
Partners  redeemed  units in the  amount  of  $64,032.  The Fund  achieved realized  and  unrealized  losses of  $2,030,443  and  interest  income of
$1,162,034.  Total  expenses of the Fund were  $2,602,018,  resulting in a loss of  $3,470,427  and a  decrease  in the Net  Asset  Value per Unit of
$32.69.

2001 was a challenging  year for the Trading  Advisors to the Partnership.
The Welton  suffered a prolonged  down period was  relieved of  management duties.  JWH,  was up early and then down late in the year.  In  December,
Welton was replaced by Sunrise  Capital  Partners LLC  (Sunrise).  Sunrise
utilizes its Expanded  Diversified  Program to manage Partnership  assets.
This  is a  broadly  diversified  Program  with a 12  year  track  record.
Sunrise was incorporated in 1980.

In the first  quarter of 2001,  the world's  financial  markets  continued
the price  patterns that had allowed for positive  performance in the last quarter  of 2000.  Short  positions  in the  Japanese  Yen versus the U.S.
dollar  and  Euro  accrued  profits  throughout  the  first  quarter.  The
Partnership's  long  global  bond  position  was  the  cornerstone  of the portfolio  and  benefited  from the first of  several  interest  rate cuts made by the Federal  Reserve.  The  Partnership  was up over 9% at the end of the quarter.

Early in the second  quarter,  an expected cut in European  interest rates never  occurred.  This caused  violent  trend  reversals  in both Euro and
U.S.  dollar  denominated  bond  markets.  Positions in these markets were large  and had been  held for  months  prior to  being  closed  out.  News events such as the  re-election  of British Prime  Minister Tony Blair and
inconsistent   Earnings  Reports  created  excessive   volatility  in  the
interest rate and currency markets.  For the quarter,  the Partnership was down all three months and suffered a loss of over 13%.

The third quarter was laden with markets  lacking  direction.  During this time, the  Partnership's  portfolio was dominated by currency and interest rate  positions.  These  sectors  were  unable to sustain  long term price moves.  A good example of this was the bond market where  despite  several cuts by the  Federal  Reserve,  bond  prices at quarter  end were  trading well below the highs they made in March.  Lack of a dominant  currency led to flat performance in the currency  sector.  The meandering of markets in the third quarter  caused  performance  to be down in two months.  For the quarter, the Partnership was down approximately 3%.

The last quarter of 2001 began  positively  due to strong  performance  in the  interest  rate sector.  The  Partnership's  long  positions in global bond markets  benefited  from  interest  rate cuts as well as a "flight to quality" as a result of the  September 11 tragedy.  However,  in November, after economic data indicated a  strengthening  of the economy,  trends in the interest rate and currency sectors reversed.  During this period,  the
U.S.  30-year bond lost close to 10% in value.  The currency  sector moved in sympathy with interest rates,  which also caused portfolio  losses.  In
December,  the portfolio  benefited  from short  positions in the Japanese
Yen.  Despite  being up over 4% in October and December,  the  Partnership was down approximately 2% in the fourth quarter.

Effective  July 1st,  James  Davison  became  President of CIS,  replacing
Bernard  Dan. Mr.  Davison has been an  executive in the futures  industry for several years and has extensive  experience in Managed  Futures.  On a
similar  note,  Mark   Rzepczynski   Ph.D.   became  President  and  Chief
Investment  Officer of the JWH effective January 1, 2002. Dr.  Rzepczynski has been with the JWH since 1998.  The  General  Partners do not feel that these appointments will materially effect on the Partnership.

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

The year 2000  could be broken up into two parts.  The first  nine  months were a  continuation  of 1999's  erratic,  directionless  futures  markets
with  very  few  price  trends   developing  which  resulted  in  negative
performance.  However,  the last three months brought strong,  broad-based trends in the world's  financial  markets  which  allowed for both JWH and
Welton to experience a positive fourth quarter.

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

The second  quarter  was marked by  conflicting  economic  signals,  which often  reversed  long-term  price trends.  The U.S.  dollar,  after having lost  value in March,  was strong in April and then  declined  in value in
May and June.  Interest  rates,  followed  a similar  direction-less  path with the  "hard  landing  or soft  landing"  question  being  the  primary driver.  Through  the end of June,  the only market  sector  with  defined direction was the energy  sector,  which has been the  Partnership's  most consistent source of profits over the past few years.

As  the  third  quarter  began,  the  futures  markets  continued  seeking direction.  Metal and  agricultural  prices  were  listless.  Stock  index trading  was  volatile  in the  short  term  and  sideways  over a  longer period.  Up trends  emerged in the world's bond  markets  where open trade profits were  accrued.  In the currency  sector,  the U.S.  dollar  gained very steadily  versus the Euro during July and August.  By September,  the dollar was gaining value on all major  currencies.  However,  on September
22,  the   European   Central  Bank   intervened   to  support  the  Euro.
Consequently,  price trends reversed  dramatically and our accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite  the  intervention,  the  Partnership  remained  long  dollar  and interest  rates and reaped the  benefits of those  positions as the fourth quarter began.  In October,  the U.S.  dollar hit its all-time high versus the Euro and gained  substantially  versus the Swiss, British and Japanese currencies.  By November,  interest rate trading became the  Partnership's strongest  sector as long  positions in global bond markets  amassed large open trade gains.  Strong  performance in interest rate markets  continued
in  December.  A revival of European  currencies  provided the bulk of the month's  gain in the  currency  sector.  These  trends  remained  in place through year.

Effective  January 1, 2001, 50% of the  Partnership's  assets were managed by JWH's  Financial and Metals  Portfolio and 50% by Welton's  Diversified
Portfolio.  This change  represented a reduction in JWH's  allocation  and an increase in Welton's.  These trading  programs rely on the existence of trends in order to be  profitable.  In an effort to further  diversify the
Partnership's  trading  activities,  the General  Partners  added Welton's
Alpha  Portfolio as an "overlay"  to the existing  programs.  This program performs its best in trend-less  markets.  The new  allocation was made in an attempt to lessen the volatility of the  Partnerships  without reducing upside potential.

1999

The  Partnership  experienced a  disappointing  year in 1999. Both JWH and
Welton   experienced  the  most  difficult   performance  years  in  their
history.  A lack of sustained  price  movements  coupled with abrupt trend reversals  in many market  sectors  resulted in a very  difficult  trading environment.  The  forces  that  supported  strong  returns  in the equity
markets  such  as  strong  consumer   confidence  and  the  perception  of
economic  equilibrium  caused  volatile,  sideways  price  patterns in the futures markets.  This type of price movement was extremely  difficult for long-term trend followers such as JWH and Welton.

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

The  second  quarter  was the most  profitable  for the  Fund.  Highlights included  the rising  Nikkei and SandP 500 stock indices and the continued
rise of the U.S.  dollar  relative  to the Euro and  Swiss  franc.  During
May,  the  U.K.  rendered  its  decision  to  sell  over  50% of its  gold reserves.  This  drove  gold  prices  lower  and the  Partnership's  short
positions   accrued  profits.   Short  U.S.  and  European  interest  rate
positions  performed  well as the Federal  Reserve  increased the discount rate one-quarter point in June.

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

Exchange   maintenance   margin   requirements   have  been  used  by  the
Partnership  as the  measure  of its  Value  at Risk.  Maintenance  margin requirements  are set by exchanges  to equal or exceed the maximum  losses reasonably  expected  to be  incurred  in the  fair  value  of  any  given contract in 95% - 99% of any one-day  intervals.  The  maintenance  margin levels are  established by dealers and exchanges  using  historical  price studies as well as an assessment of current market  volatility  (including the implied  volatility  of the options on a given  futures  contract) and economic  fundamentals to provide a probabilistic  estimate of the maximum expected  near-term  one-day  price  fluctuation.  Maintenance  margin has been  used  rather  than  the more  generally  available  initial  margin, because  initial  margin  includes a credit  risk  component  which is not relevant to Value at Risk.

In the  case of  market  sensitive  instruments  which  are  not  exchange traded  (i.e.,  forward  currencies),  the  margin  requirements  for  the equivalent  futures  positions  have been used as Value at Risk.  In those rare  cases  in  which  a  futures-equivalent  margin  is  not  available, dealers' margins have been used.

The fair value of the  Partnership's  futures and forward  positions  does
not  have  any  optionality   component.   However,   Welton  also  traded
commodity  options  on  behalf  of the  Partnership.  The  Value  at  Risk associated  with  options  is  reflected  in the  following  table  as the
margin  requirement   attributable  to  the  instrument   underlying  each
option.  Where this instrument is a futures contract,  the futures margin,
and   where   this    instrument    is   a   physical    commodity,    the
futures-equivalent  maintenance  margin has been used. This calculation is conservative  in that it  assumes  that the fair  value of an option  will
decline  by  the  same  amount  as  the  fair  value  of  the   underlying
instrument,  whereas,  in fact,  the fair values of the options  traded by the  Partnership  in all cases  fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table  indicates the average,  highest and lowest amounts of trading Value at Risk  associated  with the  Partnership's  open positions by market  category  for  fiscal  year 2001 and  2000.  All open  position
trading  risk  exposures  of  the   Partnership   have  been  included  in
calculating  the figures set forth  below.  During  fiscal year 2001,  the
Partnership's   average  total   capitalization  was  approximately  $32.6
million,  and during  fiscal year 2000,  the  Partnership's  average total capitalization was approximately $35.6 million.

                                Fiscal Year 2001

                  Highest Value   Lowest     Average          % of
       Market       at Risk*     Value at    Value at        Average
       Sector                     Risk*       Risk*     Capitalization**

Interest Rates       $ 2.1        $ 0.4       $ 1.5          4.7%
Currencies           $ 1.3        $ 0.7       $ 1.0          3.0%
Stock Indices        $ 8.0        $ 0.1       $ 1.7          5.2%
Precious Metals      $ 0.6        $ 0.1       $ 0.3          0.8%
Commodities          $ 0.3        $   -       $ 0.1          0.3%
Energy               $ 1.0        $   -       $ 0.3          1.0%

Total                $13.3        $ 1.3       $ 4.9         $ 15.0

                                Fiscal Year 2000

   Market         Highest Value   Lowest     Average         % of
   Sector           at Risk*     Value at    Value at       Average
                                  Risk*       Risk*     Capitalization**

Interest Rates      $ 3.5        $ 0.7        $ 2.2          5.6%
Currencies          $ 1.8        $ 0.3        $ 1.2          3.4%
Stock Indices       $ 2.0        $ 0.3        $ 0.9          3.1%
Precious Metals     $ 0.8        $ 0.2        $ 0.4          1.2%
Commodities         $ 0.3        $   -        $ 0.1          0.3%
Energy              $ 0.4        $   -        $ 0.2          0.6%

Total               $ 8.8         $ 1.5       $ 5.0         14.2%

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

Non-Trading Risk

The Partnership  has non-trading  market risk on its foreign cash balances not needed for  margin.  However,  these  balances  (as well as any market risk they represent) are immaterial.  The Partnership holds  substantially all of its assets in cash on deposit with CIS and CISFS.  The  Partnership has cash  flow risk on these  cash  deposits  because  if  interest  rates decline,  so will the  interest  paid  out by CIS and  CISFS at the 90% of
90-day  Treasury bill rate. As of December 31, 2001, the  Partnership  had approximately $16.7 million in cash on deposit with CIS and CISFS.

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

The following were the primary  trading risk exposures of the  Partnership as of December 31, 2001 and December 31, 2000, by market sector.

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
These  fluctuations  are  influenced  by interest  rate changes as well as political and general  economic  conditions.  The Partnership  trades in a
large  number  of  currencies,   including   cross-rates  i.e.,  positions
between  two  currencies  other  than  the  U.S.  dollar.   However,   the
Partnership's  major  exposures  have  typically  been in the  dollar/yen, dollar/Euro,  dollar/Swiss franc and dollar/pound  positions.  The General
Partners  do not  anticipate  that the risk  profile of the  Partnership's currency  sector will change  significantly  in the future.  The  currency trading Value at Risk figure  includes  foreign margin  amounts  converted into U.S.  dollars with an incremental  adjustment to reflect the exchange rate risk  inherent to the U.S.  dollar-based  Partnership  in  expressing
Value at Risk in a functional currency other than U.S. dollars.

Stock Indices.  The  Partnership's  primary  equity  exposure is to equity price risk in the G-7  countries.  The stock index  futures  traded by the
Partnership  are by law limited to futures on broadly  based  indices.  As of December 31, 2001, the  Partnership's  primary  exposure was in the DAX
(Germany)  stock  index.  As  of  December  31,  2000,  the  Partnership's primary  exposures  were in the  Nikkei  (Japan)  and  FTSE  (U.K.)  stock indices.  The  General  Partners  anticipate  little  trading  in  non-G-7 stock  indices.  The  Partnership  is  primarily  exposed  to the  risk of adverse  price  trends or static  markets in the major U.S.,  European and
Japanese  indices.  (Static  markets would not cause major market  changes
but  would  make  it  difficult  for  the   Partnership   to  avoid  being
"whipsawed" into numerous small losses.)

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

Commodities.   The  Partnership's   primary  commodities  exposure  is  to
agricultural  price movements which are often directly  affected by severe or unexpected  weather  conditions.  Cotton,  hogs and sugar accounted for the  substantial  bulk of the  Partnership's  commodities  exposure  as of
December  31, 2001.  In the past,  the  Partnership  also has had material market  exposure to grains,  coffee,  soy oil, rubber and cocoa and may do so again in the future.  The Partnership  will continue to trade a variety of commodity contracts.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following   were  the  only   non-trading   risk   exposures  of  the
Partnership as of December 31, 2001 and December 31, 2000.

Foreign  Currency  Balances.  The  Partnership's  primary foreign currency balances  are in  Japanese  yen,  Euros,  British  pounds  and  Australian dollars.  The Partnership  controls the non-trading risk of these balances by regularly  converting  these  balances back into U.S.  dollars (no less frequently than twice a month).

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

The following  summarized  quarterly  financial  information  presents the results of operations and other data for  three-month  periods ended March
31,  June  30,   September  30  and  December  31,  2001  and  2000.  This
information has not been audited.

                     First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                         2001             2001            2001             2001

Total Revenues        $ 4,133,284      $ (4,534,000)  $ (385,460)      $  (82,232)
Total Expenses        $   766,777      $    734,412   $  608,802       $  492,028
Gross Profit (Loss)   $ 3,366,507      $ (5,268,412)  $ (994,262)      $ (574,260)
Net Profit (Loss)     $ 3,366,507      $ (5,268,412)  $ (994,262)      $ (574,260)
Net Profit per Unit   $     29.93      $     (47.84)  $    (9.31)      $    (5.47)

                     First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                         2000             2000            2000             2000

Total Revenues        $ (3,397,033)    $ (2,993,674)  $ (2,233,441)    $ 11,039,633
Total Expenses        $    933,142     $    752,453   $    710,391     $    769,987
Gross Profit (Loss)   $ (4,330,175)    $ (3,746,127)  $ (2,943,832)    $ 10,269,646
Net Profit (Loss)     $ (4,330,175)    $ (3,746,127)  $ (2,943,832)    $ 10,269,646
Net Profit per Unit   $ (29.50)        $     (28.18)  $     (23.48)    $      86.91

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

None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

The  Partnership  is  managed  by  its  General   Partners,   IDS  Futures
Corporation  and CIS  Investments,  Inc. The officers and directors of the
General Partners as of December 31, 2001 were as follows:

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

Patty L.  Moren  (born in June  1960) is Vice  President  of IDS  Futures.
Since  June  1999,  Ms.  Moren  has  been  Vice  President  Controller  of
Variable  Assets and Services for American  Express Financial Corporation.
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

CIS Investments, Inc.

James A.  Davison  (born in May 1961) is  President  and a  director.  Mr.
Davison  is a graduate  of the School of  Oriental  and  African  Studies,
University  of London.  He began his career  with  Cargill  plc and joined
Cargill  Investor  Services Ltd. in 1987. His management  responsibilities included  commodity and financial  markets as well as the  development  of all  business  activity  with  alternative  asset  management  clients  in
European and Middle Eastern  geographies.  He resigned from Cargill plc in
1996 to establish his own  consultancy  business.  One of his  assignments of  this  business  included  Managing  Director  for  Hasenbichler  Asset
Management  Ltd., one of Europe's  largest  alternative  asset  management groups  and,  in 1998,  he assumed  responsibility  for all  international activity of a portfolio of trading  advisors.  He re-joined Cargill plc in
December 2000 as European  Managing  Director of Cargill Investor Services
Ltd.  and was  named  Worldwide  Business  Unit  Leader  of CIS in July of
2001.

Jan R. Waye  (born in June 1948) is Vice  President  and a  director.  Mr.
Waye   assumed  the   position  of  Senior  Vice   President   of  CIS  in
mid-September  1996,  after  returning  from London  where he held various management  positions for Cargill Investor  Services,  Ltd. including most
recently   Managing  Director  for  CIS  Europe.  He  was  appointed  Vice
President  with CISI on June 24,  1997.  Mr. Waye  joined  Cargill in 1970 and  served in  various  commodity  trading  and  management  position  in
Chesapeake,   Virginia;   Winnipeg,   Manitoba;  and  Vancouver,   British
Columbia.   In  1978  he  moved  to  New  York  and   shortly   thereafter
Minneapolis  as head of Foreign  Exchange  for  Cargill's  metals  trading
business.   Mr.  Waye  served  in  various  management  positions  in  the
Financial  Markets  Group until 1988 when he  assisted  in the  management and sale of Cargill's  life  insurance  business in Akron,  Ohio. He moved to London in late  1988.  Mr.  Waye has served as a member of the Board of
LIFFE, the London  International  Financial  Futures and Options Exchange,
and as Vice  Chairman  of its  Membership  and  Rules  Committee.  He also served on the Board of the  London  Commodity  Exchange  up to its  merger
with  LIFFE.  Mr.  Waye  graduated  from  Concordia   College,   Moorhead,
Minnesota, with a B.A. degree in Communications and Economics in 1970.

Shaun  D.  O'Brien  (born  in  November  1964)  is Vice  President,  Chief
Financial  Officer and a director.  Mr.  O'Brien  became a Vice  President and a  director  of CISI  on July 1,  1999.  Mr.  O'Brien  graduated  from
Northeastern  University  in 1987 and received a Master's  degree from the
University  of  Minnesota's  Carlson  School of  Management  in 1999.  Mr.
O'Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler  (born in May 1953) is Vice  President.  Ms.  Pfendler is a  graduate  of the  University  of  Colorado,  Boulder.  She began her
career   with   Cargill,   Incorporated   in  1975.   She   held   various
merchandising and management  positions within the organization's  Oilseed
Processing  Division  before  transferring  to CIS in  1986  where  she is
responsible  for  the  Fund  Services   Group.   She  was  appointed  Vice
President of CISI in May 1990 and Vice President of CIS in June 1996.

Christopher  Malo  (born in  August  1956)  is Vice  President.  Mr.  Malo graduated  from Indiana  University in 1978 with a B.S. in Accounting  and further  completed  the  University  of  Minnesota  Executive  Program  in
1993.  He started work at Cargill,  Incorporated  in June 1978.  He joined
CIS in 1979, and served as  Secretary/Treasurer  and Controller  from 1983
until  1991.   He  was  elected   Vice   President,   Administration   and
Operations  in July 1991.  He was  Managing  Director  in Europe from 1996 until January  1999,  responsible  for CIS  activities  and  operations in
Europe,  the  Middle  East and  Russia.  He was an  active  member  of the
FIA-UK  Chapter and LIFFE  Membership  and Rules  Committee.  He currently serves on the Board of the FIA in Chicago.

Patrice  H.  Halbach  (born  in  August  1953)  is a Vice  President.  Ms.
Halbach  graduated Phi Beta Kappa from the  University of Minnesota with a
B.A.  degree in  history.  In 1980 she  received  a J.D.  degree cum laude from the  University of Minnesota.  She is a member of the Tax  Executives
Institute,   the  American  Bar   Association   and  the   Minnesota   Bar
Association.   Ms.   Halbach   joined  the  Law   Department  of  Cargill,
Incorporated  in February 1983.  She had previously  been an attorney with
Fredrikson and Byron, Minneapolis, Minnesota.  In December  1990,  she was
named Senior Tax Manager for Cargill,  Incorporated's  Tax  Department and
became  Assistant  Tax  Director  in March 1993.  She was named  Assistant
Vice  President  of  Cargill,  Incorporated's  Administrative  Division in
April  1994.  In January  1999,  she was named  Vice  President,  Tax,  of
Cargill,  Incorporated.  In her current  position as Vice President,  Tax,
Ms. Halbach oversees Cargill, Incorporated's global tax function.

Todd R. Urbon  (born in April 1967) is  Treasurer.  Mr.  Urbon  became the
Treasurer  and  director  on June  14,  2001.  Mr.  Urbon  graduated  from
Northern  Illinois  University in 1989 with a B.S.  degree in Finance.  He became a Certified  Cash  Manager in July 1999.  Mr.  Urbon began  working for CIS in 1989.

Barbara  A.  Walenga  (born  in  February  1960)  is  the  Secretary.  Ms.
Walenga  graduated  from  Fayetteville  Technical  Institute in 1981.  She began  working  at CIS in August  1981.  She has held  various  compliance management  positions  at  CIS  and  is  currently  the  Legal  Compliance
Manager.  She  is  currently  a  member  of the  FIA  Law  and  Compliance
Division and the SIA Compliance and Legal Division.

The following are additional  officers of CISI:  James Clemens,  Assistant
Secretary;   Lillian  Lundeen,   Assistant  Secretary;  Anne  R.  Carlson,
Assistant Secretary; and Jeanne Y. Smith, Assistant Secretary.

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

All   operating   and   administrative   expenses   attributable   to  the
Partnership  are  paid  by  the  General  Partners  except  for  brokerage commissions,  NFA,  clearing  and exchange  fees,  advisory  fees,  legal, accounting,  auditing,  printing,  recording  and filing  fees and postage charges which are paid  directly by the  Partnership.  All expenses  other
than   brokerage    commissions    incurred   by   the   Partnership   and
administrative   fees  are  paid  to  persons  not  affiliated   with  the
Partnership.  For the  services  performed  through  December  31, 1992 on behalf  of the  Partnership,  the  General  Partners  received  an  annual administrative  fee totaling  1.75% of the  Partnership's  net assets.  On
January  1, 1993 this fee was  reduced  to 1.375%.  The  General  Partners received a total of  $501,652 in 2001,  $636,680  in 2000 and  $793,969 in
1999 for this fee.

CIS, an affiliate  of CISI,  is the  Partnership's  clearing  broker.  The broker for forward  contracts is CIS Financial  Services,  Inc.  (CISFS or
Forwards  Currency  Broker),  an affiliate of CISI.  During the year ended
December  31,  2001,  the  Partnership  accrued  and  paid  $1,247,465  in brokerage  commissions  to CIS and CISFS,  as  compared to  $1,284,103  in
2000 and  $1,626,723  in 1999.  Of these  commissions,  $20 per round turn trade is paid to AEFA as the Partnership's  introducing  broker and $15 is retained  by CIS as clearing  broker  (based on a  commission  rate of $35 per round turn  trade).  Prior to  September  1, 1995,  $30 per round turn trade  was  paid  to  AEFA  and  $20  was  retained  by  CIS  (based  on a commission rate of $50 per round turn trade).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31,  2001,  no person was known to the  Partnership  to own beneficially more than 5% of the outstanding units.

(b) As of December  31,  2001,  the General  Partners  beneficially  owned
2,267.35  units or  approximately  2.31% of the  units  outstanding  as of that date.

(c)  As  of  December  31,  2001,  no  arrangements   were  known  to  the
registrant,   including  any  pledges  by  any  person  of  units  of  the
Partnership  or shares  of its  General  Partners  or the  parents  of the
General  Partners,  such that a change in control of the  Partnership  may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions

(a)  None other than the compensation arrangements described herein.

(b)  None.

(c)  None.

(d)  Not Applicable.

                                Part IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  The following documents are included herein:

(1)  Financial Statements:

         a. Report of Independent Public Accountants.

         b.  Statements  of  Financial  Condition  as of December 31, 2001
         and 2000.

         c.  Statements of Operations and Statements of Partners'  Capital
         for the years ended December 31, 2001, 2000 and 1999

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

Date:  March 29, 2001                IDS Managed  Futures, L.P.

By:  IDS Futures Corporation           By:  CIS Investments, Inc.
       (General Partner)                      (General Partner)

By:  ______________________      By:_______________________
       Kristi L. Peterson             James A. Davison
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

Date:  March 29, 2001

-------------------------        -------------------------
  Kristi L. Petersen               James A. Davison
  Director and President           Director and President

-------------------------        -------------------------
  Peter J. Anderson                Barbara A. Pfendler
  Director                         Vice President

------------------------          -------------------------
  Michael L. Weiner                Shaun D. O'Brien
  Vice President, Secretary        Director, Vice President and CFO

  and Treasurer

                            Index to Exhibits

Number      Exhibit

3.1            Amended and Restated Limited Partnership Agreement.

10.1   Advisory   Contract   dated  as  of  March  27,  1987  between  CIS
      Investments,  Inc., IDS Futures  Corporation,  IDS Managed  Futures,
      L.P.,  John W. Henry and Company,  Inc.  and Sabre  Fund  Management
      Limited.

10.2  Amended  Advisory  Contracts  dated  January  23,  1992  between CIS
      Investments,  Inc., IDS Futures  Corporation,  IDS Managed  Futures,
      L.P.  and each of John W. Henry and Company,  Inc.  and  Sabre  Fund
      Management Limited.

10.3  Amended   Advisory   Contract  dated  April  30,  1996  between  CIS
      Investments,  Inc., IDS Futures  Corporation,  IDS Managed  Futures,
      L.P.,  John W.  Henry and Company,Inc.  and  Sabre  Fund  Management
      Limited.

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
      L.P. and John W. Henry and Company, Inc.

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

Note:  Exhibits  10.5,  10.6 and 10.7 are  incorporated  by  reference  to
Form 10-K by the Partnership on March 26, 2001.

                        IDS MANAGED FUTURES, L.P.

                            Table of Contents

Independent Auditors' Report

Financial Statements:
Statements of Financial Condition, December 31, 2001 and 2000

Statements of Operations, Years ended December 31, 2001, 2000 and 1999

Statements of Changes in Partners' Capital, Years ended December 31,
2001, 2000 and 1999

Notes to Financial Statements

Schedule of Investments, December 31, 2001

Acknowledgment

                       Independent Auditors' Report

The Partners
IDS Managed Futures, L.P.:

We have  audited  the  accompanying  statements  of  financial  condition, including the schedule of investments,  of IDS Managed Futures,  L.P. (the
Partnership)   as  of   December 31,   2001  and  2000,  and  the  related
statements of  operations  and changes in partners'  capital,  for each of the  years  in  the  three-year  period  ended  December 31,  2001.  These
financial   statements  are  the   responsibility   of  the  Partnership's
management.   Our  responsibility  is  to  express  an  opinion  on  these financial statements based on our audits.

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

In our  opinion,  the  financial  statements  referred  to  above  present fairly, in all material  respects,  the financial  position of IDS Managed
Futures,  L.P. as of  December 31,  2001 and 2000,  and the results of its operations  and changes in its  partners'  capital,  for each of the years in the  three-year  period ended  December 31,  2001, in  conformity  with accounting principles generally accepted in the United States of America.

February 11, 2002

                                               IDS MANAGED FUTURES, L.P.
                                           Statements of Financial Condition
                                              December 31, 2001 and 2000

                                   Assets                                   2001             2000

Assets:
     Equity in commodity futures trading accounts:
        Cash on deposit with Brokers                               $  16,698,815       30,663,859
        Unrealized gain on open contracts                                913,532        6,477,053
     Investment in other commodity pools                              10,804,549                -

                                                                      28,416,896       37,140,912

     Interest receivable                                                  23,480          149,157
     Receivable from other commodity pools                               422,366                -

                  Total assets                                     $  28,862,742       37,290,069

                     Liabilities and Partners' Capital

Liabilities:
     Accrued commissions                                           $      12,965           69,382
     Accrued exchange, clearing and NFA fees                                 121            2,013
     Accrued management fees                                              29,348           61,698
     Accrued operating expenses                                           38,000           38,000
     Accrued selling commissions and organization
        and offering expenses                                                  -           14,235
     Redemptions payable                                                 832,765          620,987

                  Total liabilities                                      913,199          806,315

     Limited partners (95,697.99 and 112,257.87 units outstanding
        at December 31, 2001 and 2000, respectively)                  27,302,665       35,697,427
     General partners (2,267.35 and 2,472.76 units outstanding
         at December 31, 2001 and 2000, respectively)                    646,878          786,327

                  Total partners' capital                             27,949,543       36,483,754

                  Total liabilities and partners' capital          $  28,862,742       37,290,069

See accompanying notes to financial statements.

                                                 IDS MANAGED FUTURES, L.P.
                                                 Statements of Operations
                                       Years ended December 31, 2001, 2000, and 1999

                                                              2001           2000           1999

Revenues (losses):
    Gain (loss) on trading of commodity contracts:
       Realized gain (loss) on closed positions         $   3,375,707     (3,349,820)    (4,572,598)
       Change in unrealized gain (loss)
          On open contracts                                (5,563,521)     4,182,082     (3,445,795)
    Interest income                                         1,162,034      1,830,812      2,173,010
    Income from Investment in other commodity pools            58,526              -              -
    Foreign currency transaction gain (loss)                   71,572       (339,713)       (27,862)
    Other income                                               27,273         92,124              -

                Total revenues (losses)                      (868,409)     2,415,485     (5,873,245)

Expenses:
    Commission                                              1,247,465      1,284,103      1,626,723
    Exchange, clearing, and NFA fees                          182,009         51,012         71,199
    Management fees                                           550,804      1,153,332      1,919,833
    Incentive fees                                             38,470              -        107,651
    General partner fee                                       501,652        636,680        793,969
    Operating expenses                                         81,618         40,846         13,463

                Total expenses                              2,602,018      3,165,973      4,532,838

                Net loss                                 $ (3,470,427)      (750,488)   (10,406,083)

Profit (loss) per unit of limited partnership interest   $     (32.69)          5.75         (69.61)
Profit (loss) per unit of general partnership interest         (32.69)          5.75         (69.61)

See accompanying notes to financial statements.

                                                IDS MANAGED FUTURES, L.P.
                                        Statements of Changes in Partners' Capital
                                      Years ended December 31, 2001, 2000, and 1999

                                                                                                      Total
                                                                    Limited         General          partners'
                                                    Units*          partners        partners          capital

Balance at December 31, 1998                      148,335.61   $   56,642,072       1,101,106       57,743,178

Sale of partnership interests                      19,596.40        7,369,700               -        7,369,700
Selling commissions and organization
    and offering costs                                     -       (631,189)                -         (631,189)

Net sales of partnership interests                 19,596.40        6,738,511               -        6,738,511
Net profit (loss)                                          -      (10,205,341)       (200,742)     (10,406,083)
Redemptions                                      (22,518.55)       (7,771,619)              -       (7,771,619)

Balance at December 31, 1999                      145,413.46       45,403,623         900,364       46,303,987

Sale of partnership interests                       3,676.74        1,111,600               -        1,111,600
Selling commissions and organization
    and offering costs                                     -        (93,372)                -          (93,372)

Net sales of partnership interests                  3,676.74        1,018,228               -        1,018,228
Net profit (loss)                                          -         (756,899)          6,411         (750,488)
Redemptions                                      (36,832.33)       (9,967,525)       (120,448)     (10,087,973)

Balance at December 31, 2000                      112,257.87       35,697,427         786,327       36,483,754

Sale of partnership interests                         858.35          296,190               -          296,190
Selling commissions and organization
    and offering costs                                     -          (26,657)              -          (26,657)

Net sales of partnership interests                    858.35          269,533               -          269,533
Net profit (loss)                                                  (3,395,010)        (75,417)      (3,470,427)
Redemptions                                      (17,418.23)       (5,269,285)        (64,032)      (5,333,317)

Balance at December 31, 2001                       95,697.99    $  27,302,665         646,878       27,949,543

Net asset value per unit at December 31, 2001                   $      285.30          285.30
Net asset value per unit at December 31, 2000                   $      317.99          317.99
Net asset value per unit at December 31, 1999                   $      312.24          312.24

*Units of limited partners.

See accompanying notes to financial statements.

Notes to Financial Statements

December 31, 2001, 2000, and 1999

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
       Financial   Services  Inc.  By   December 31,   2001,  a  total  of
       239,374.23 units  representing a total investment of $66,263,938 of
       limited  partnership   interest  had  been  sold  in  the  combined
       offerings.  During the offerings,  the General Partners purchased a total of 2,883.57  additional units representing a total investment of $560,110.  Selling  commissions  and  organization  and offering expenses of $6,133,679 were paid by the new limited  partners.  IDS
       Managed  Futures,   L.P.   prospectus  dated  April  11,  2000,  as
       supplemented  January 1, 2001,  includes further details concerning the offerings.

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

(2)    Summary of Significant Accounting Policies

       The accounting and reporting  policies of the  Partnership  conform to accounting  principles  generally  accepted in the United States
       of  America  and  to  general   practices  within  the  commodities
       industry.  The following is a description  of the more  significant of those  policies  that the  Partnership  follows in preparing its financial statements.

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

       Redemptions

       No redemptions  are permitted by  subscribers  during the first six
       months   after  they  have  been   admitted  to  the   Partnership.
       Thereafter,  limited  partners  may cause any or all of their units to be redeemed by the Partnership  effective as of the last trading day of any month of the  Partnership  based on the Net Asset  Value per unit on ten  days'  written  notice  to the  General  Partners.
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

       Use of Estimates

       The  preparation of financial  statements in conformity  accounting principles with generally  accepted in the United States of America requires  management to make estimates and assumptions  that affect the reported  amounts of assets and  liabilities  and disclosure of contingent  assets  and  liabilities  at the date of the  financial statements  and the  reported  amounts  of  revenues  and  expenses during the  reporting  period.  Actual  results  could  differ from those estimates.

(3)    Fees

       Management  fees are accrued and paid monthly,  incentive  fees are
       accrued   monthly  and  paid  quarterly,   and  General   Partners'
       administrative  fees  are  paid  annually  and  amortized  monthly.
       Trading  decisions  for the  period of these  financial  statements were made by the following  Commodity Trading Advisors (CTAs): John
       W. Henry and Company, Inc.(JWH), and Welton Investment  Corporation
       (Welton).

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
       Such tax  amounted  to $0 for the years  ended  December 31,  2001,
       2000,  and  1999,  respectively,   and  is  included  in  operating
       expenses in the statement of operations.

(5)     Trading Activities and Related Risks

       The Partnership's  investment in other commodity pools are recorded at fair value and are  subject  to the  market and credit  risks of financial  instruments  and commodity  contracts held or sold short by those entities.  The Partnership  bears the risk of loss only to the extent of the market value of its respective investments.

       The  Partnership  engages in the  speculative  trading of U.S.  and foreign  futures  contracts,  options on U.S.  and foreign  futures contracts, and forward contracts (collectively derivatives).  These derivatives  include both  financial  and  non-financial  contracts held as part of a diversified trading strategy.  The Partnership is exposed to both market  risk,  the risk arising from changes in the market  value  of the  contracts;  and  credit  risk,  the  risk of failure by another  party to  perform  according  to the terms of a contract.

       The purchase  and sale of futures and options on futures  contracts requires margin deposits with a Futures Commission  Merchant (FCM).
       Additional  deposits  may be  necessary  for any  loss on  contract value.  The  Commodity  Exchange  Act  (CEAct)  requires  an FCM to segregate  all  customer  transactions  and  assets  from the FCM's proprietary  activities.  A customer's cash and other property such as U.S.  Treasury  Bills,  deposited  with  an FCM  are  considered commingled  with all  other  customer  funds  subject  to the FCM's segregation  requirements.  In the  event of an  FCM's  insolvency, recovery  may be limited to a pro rata  share of  segregated  funds available.  It is possible that the recovered  amount could be less than the total of cash and other property deposited.

       The  Partnership  has cash on deposit with an  affiliate  interbank market maker in connection  with its trading of forward  contracts.
       In the event of interbank  market maker's  insolvency,  recovery of the  Partnership  assets  on  deposit  may be  limited  to  account insurance  or  other  protection  afforded  such  deposits.  In the normal  course  of  business,  the  Partnership  does  not  require collateral  from  such  interbank  market  maker.  Because  forward contracts are traded in  unregulated  markets  between  principals, the  Partnership  also assumes a credit risk, the risk of loss from counter party non-performance.

       For  derivatives,  risks arise from  changes in the market value of the  contracts.  Theoretically,  the  Partnership  is  exposed to a market  risk equal to the value of futures  and  forward  contracts purchased and unlimited  liability on such contracts sold short. As both a  buyer  and  seller  of  options,  the  Partnership  pays or receives  a  premium  at the  outset  and  then  bears  the risk of unfavorable  changes in the price of the  contract  underlying  the option.

       The notional  amounts of open  contracts  at December 31, 2001,  as disclosed  in the Schedule of  Investments,  do not  represent  the
       Partnership's  risk of loss due to  market  and  credit  risk,  but
       rather  represent  the  Partnership's   extent  of  involvement  in
       derivatives at the date of the statement of financial condition.

       Net trading  results from  derivatives for the years ended December
       31,  2001,  2000,  and 1999,  are  reflected  in the  statement  of operations  and equal gains  (losses)  from trading less  brokerage commissions.  Such  trading  results  reflect the net gain  arising from the Partnership's  speculative  trading of futures  contracts, options on futures contracts, and forward contracts.

       The  Limited  Partners  bear the risk of loss only to the extent of the market value of their respective investments.

(6)    Investments in Other Commodity Pools

       In December 2001,  the  Partnership  invested in another  commodity pool,  IDS Managed Fund LLC (IDSMF).  The  investment is subject to the terms of the respective  advisory contract and other agreements of this commodity pool.

       Income (loss) is net of the  Partnership's  proportionate  share of fees and  expenses  incurred  or  charged  by IDSMF.  During  2001,
       IDSMF  charged  monthly  management  fees  of 1/12 of 2% of the Net
       Asset  Value  and a  quarterly  incentive  fee of  20%  of  trading profits.

       The  Partnership's  risk of loss in its investee pool is limited to its investment.  The Partnership may make additional  contributions or  withdrawals  to its  investment  in IDSMF as of the last day of any month.

       Summarized information reflecting the Partnership's  investment in, and  the  operations  of,  the  investee  pool is as  shown  in the following table.

Initial investment in IDSMF                           $    11,168,389
Results of operations of IDSMF:
    Revenues                                                  138,335
    Management and incentive fees                             (36,309)
    Other expenses                                            (31,462)

Net income before allocation to Limited Partners               70,564
Special allocation to the other Limited Partner               (12,038)

Partnership's income from investment in IDSMF                  58,526

Partnership's redemptions in IDSMF                           (422,366)

Net Asset Value of the Partnership's investment in
    IDSMF,  December 31, 2001                         $    10,804,549

(7)    Financial Highlights

       The  following   financial   highlights   show  the   Partnership's
       financial  performance  for the period  ended  December  31,  2001.
       Total  return  is   calculated  as  the  change  in  a  theoretical
       beneficial  owner's  investment  over  the  entire  period.   Total
       return  is  calculated   based  on  the  aggregate  return  of  the
       Partnership taken as a whole.

Total return                            (10.28)%

Ratio to average net assets:
    Net loss                            (10.96)%

    Expenses
       Expenses                           7.96%
       Incentive fees                      .12%

          Total expenses                  8.08%

       The  net  investment  income  and  operating  expenses  ratios  are computed  based  upon  the  weighted  average  net  assets  for the
       Partnership  for the period ended December 31, 2001.  Ratios do not
       reflect   income  or  expenses   related  to  investment  in  other
       commodity pools.

                                              IDS MANAGED FUTURES, L.P.
                                               Schedule of Investments
                                                  December 31, 2001

                                                       Number of    Principal/notional     Value/open
                                                       contracts           value          trade equity

Long positions:
Futures positions (-0.45%)
Interest rates                                             28       $   6,022,655        $     (7,844)
Metals                                                    103           3,265,565            (127,405)
Indices                                                     5             578,129              10,642
                                                                        9,866,349            (124,607)

Forward positions (-0.06%)
Currencies                                                  4          13,101,486             (17,476)

     Total long positions                                           $  22,967,835        $   (142,083)

Short positions:
Futures positions (0.07%)
Interest rates                                             871      $ 117,389,868             198,100
Metals                                                     139          4,153,534            (177,808)
                                                                      121,543,402              20,292

Forward positions (3.70%)
Currencies                                                   7         42,248,984           1,035,323

        Total short positions                                       $ 163,792,386           1,055,615

Total open contracts (3.26%)                                                             $    913,532
Cash on deposit with brokers (59.75%)                                                      16,698,815
Investment in other commodity pools (38.66%)                                               10,804,549
Other assets in excess of liabilities (-1.67%)                                               (467,353)
Net assets (100.0%)                                                                      $ 27,949,543

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

Shaun O'Brien
Chief Financial Officer, CIS Investments, Inc.,
One of the General Partners and Commodity Pool Operators of
IDS Managed Futures, L.P.