Form 10-Q
period 2002-03-31
IDS MANAGED FUTURES L P
filed 2002-05-16
CIK 809061

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended March 31, 2002

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

     Registrant's telephone number, including area_code: (312) 460-4000

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

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2002 and the additional time frames as noted:

                                        Fiscal Quarter    Year to Date      Fiscal Year  Fiscal Quarter    Year to Date
                                         Ended 3/31/02   Ended 3/31/02   Ended 12/31/01   Ended 3/31/01   Ended 3/31/01

Statement of Financial Condition              X                                X

Statement of Operations                       X                X                               X                X

Statement of Changes in
Partners' Capital                                              X

Notes to Financial Statements                 X

                                  IDS MANAGED FUTURES, L.P.
                              STATEMENTS OF FINANCIAL CONDITION
                                         UNAUDITED

                                                               Mar 31, 2002       Dec 31, 2001

ASSETS
Equity in commodity futures
   trading accounts:
   Cash on deposit with Brokers                                 14,603,666         16,698,815
   Unrealized gain (loss) on open
     futures contracts                                              71,604            913,532
    Investment in other commodity pools                          9,597,886         10,804,549

                                                                24,273,156         28,416,896

Interest receivable                                                 20,408             23,480
Prepaid General Partners fee                                       288,230                  0
Receivable from other commodity pools                              223,795            422,366

      Total assets                                            $ 24,805,589       $ 28,862,742

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AEFA Advisors and CIS                 20,190             12,965
   Accrued exchange, clearing and NFA fees                             385                121
   Accrued management fee                                           24,684             29,348
   Accrued incentive fee                                                 0             38,000
   Accrued operating expenses                                       30,686
   Redemptions payable                                             434,240            832,765
   Selling and Offering Expenses Payable                                 0                  0

      Total liabilities                                            510,185            913,199

Partners' Capital:
   Limited partners (91,998.35 units outstanding at             23,793,955         27,302,665
     March 31, 2002, 95,697.99 units outstanding at
     December 31, 2001) (see Note 1)
   General partners ( 1,938.83 units outstanding at                501,449            646,878
   March 31, 2002, and 2,267.35 at December 31, 2001) (see Note 1)

      Total partners' capital                                   24,295,405         27,949,543

      Total liabilities and partners' capital                 $ 24,805,589       $ 28,862,742

Net assets per outstanding unit of partnership interest           $ 258.63           $ 285.30

See accompanying notes to financial statements.

                                                   IDS MANAGED FUTURES, L.P.
                                                   STATEMENTS OF OPERATIONS
                                                           UNAUDITED

                                                              Jan 1, 2002     Jan 1, 2002     Jan 1, 2001     Jan 1, 2001
                                                                through         through         through         through
                                                              Mar 31, 2002    Mar 31, 2002    Mar 31, 2001    Mar 31, 2001

REVENUES
Gain (loss) on trading of commodity futures
  and forwards contracts, physical
  Commodities and related options:
  Realized gain (loss) on closed positions                      ($978,531)     ($978,531)     $10,115,714     $10,115,714
   Change in unrealized gain (loss)
     on open positions                                           (841,928)      (841,928)      (5,047,112)     (5,047,112)
Interest income                                                    59,126         59,126          443,315         443,315
Income(loss) from investment in other commodity pools            (464,181)      (464,181)               0               0
Foreign currency transaction gain (loss)                          (19,070)       (19,070)      (1,378,633)     (1,378,633)
Other revenue                                                           0              0                0               0

      Total revenues                                           (2,244,583)    (2,244,583)       4,133,284       4,133,284

EXPENSES

Commissions paid to AEFA Advisors and CIS                         138,604       $138,604          405,400         405,400
Exchange fees                                                       2,092          2,092           37,652          37,652
Management fees                                                    79,465         79,465          186,127         186,127
Incentive fees                                                          0              0            2,585           2,585
General Partner fees to IDS Futures Corp. and CISI                 96,077         96,077          125,413         125,413
Operating expenses                                                  9,600          9,600            9,600           9,600

      Total expenses                                              325,838        325,838          766,777         766,777

      Net profit (loss)                                       ($2,570,421)   ($2,570,421)      $3,366,507      $3,366,507

PROFIT (LOSS) PER UNIT OF PARTNERSHIP INTEREST                    ($26.67)       ($26.67)          $29.93
                                                                (see Note 1)   (see Note 1)

See accompanying notes to the financial statements.

                                         IDS MANAGED FUTURES, L.P.
                                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                           For the period January 1, 2002 through March 31, 2002
                                                 UNAUDITED

                                                               Limited         General
                                               Units          Partners        Partners         Total

Partners' capital at January 1, 2002         95,697.99     $ 27,302,665      $ 646,878     $ 27,949,543

Net loss                                                     (2,509,957)       (60,464)      (2,570,421)

Additional Units Sold (see Note 1)               0.00                 0              0                0

Less Selling and Organizational Costs                                 0              0                0

Redemptions (see Note 1)                    (3,699.64)         (998,753)       (84,965)      (1,083,718)

Partners' capital at March 31, 2002         91,998.35      $ 23,793,955      $ 501,449     $ 24,295,404

Net asset value per unit January 1, 2002 (see Note 1)          $ 285.30       $ 285.30

Net loss per unit (see Note 1)                                   (26.67)        (26.67)

Net asset value per unit March 31, 2002                        $ 258.63       $ 258.63

* Units of Limited Partnership interest.

See accompanying notes to the financial statements.

                          IDS MANAGED FUTURES, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                              March 31, 2002

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
        Services   Inc.  By  March  31,  2002,  a  total  of  189,340   units
        representing   a  total   investment   of   $58,008,347   of  limited
        partnership  interests  had  been  sold  in the  combined  offerings.
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
        Partnership;  (4)  decrease in the Net Asset Value (NAV) to less than
        $500,000;  (5) the Partnership is declared  unlawful;  or (6) the NAV per unit  declines to less than $125 per unit and the Partners  elect to terminate the Partnership.

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
        Thereafter,  a  limited  partner  may  cause any or all of his or her units to be  redeemed  by the  Partnership  effective  as of the last trading  day of any  month  of the  Partnership  based on the NAV per unit on ten days'  written  notice to the General  Partners.  Payment will be made within  ten business  days of the effective  date of the
        redemption.   The   Partnership's   Limited   Partnership   Agreement
        contains  a  full   description   of  redemption   and   distribution
        procedures.

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

        Use of Estimates

        The  preparation  of  financial  statements  are in  conformity  with accounting  principles  generally  accepted  in the United  States of
        America which requires  management to make estimates and  assumptions that  affect  the  reported  amounts of assets  and  liabilities  and disclosure of contingent  assets and  liabilities  at the date of the financial  statements  and  the  reported  amounts  of  revenues  and expenses  during the reporting  period.  Actual  results could differ from those estimates.

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
        Henry &  Company,  Inc.  (JWH)  and  Sunrise  Capital  Partners,  LLC
        (Sunrise).

        Under  the  signed  agreement,  Sunrise  and JWH  receive  a  monthly management  fee of 1/12 of 2% of the monthend NAV of the  Partnership under its  management and an incentive fee of the  Partnership's  net trading profits if any, attributable to its management.

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
        Such tax  amounted  to $0 for the  quarters  ended March 31, 2002 and
        2001 and is  included  in  operating  expenses  in the  statement  of operations.

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

        The  notional  amounts  of open  contracts  at  March  31,  2002,  as disclosed  in the  Schedule  of  Investments,  do not  represent  the
        Partnership's  risk of loss due to market and credit risk, but rather represent the  Partnership's  extent of involvement in derivatives at the date of the statement of financial condition.

        Net trading  results from  derivatives  for the quarter  ended March,
        2002 and 2001,  are  reflected  in the  statement of  operations  and equal gains  (losses) from trading less brokerage  commissions.  Such trading results  reflect the net gain arising from the  Partnership's
        speculative   trading  of  futures  contracts,   options  on  futures
        contracts, and forward contracts.

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
        These  interim  financial  statements  should be read in  conjunction with the audited  financial  statements  of the  Partnership  for the year  ended  December  31,  2001,  as filed with the  Securities  and
        Exchange  Commission  on March 29, 2002, as part of its Annual Report on Form 10-K.

        The results of  operations  for interim  periods are not  necessarily indicative  of the  operating  results to be expected  for the fiscal year.

(7)      Investments in Other Commodity Pools

        In December  2001,  the  Partnership  invested  in another  commodity pool, IDS Managed Fund LLC (IDSMF).  The investment is subject to the terms of the  respective  advisory  contract and other  agreements of this commodity pool.

        Income  (loss)  is net of the  Partnership's  proportionate  share of fees and expenses  incurred or charged by IDSMF.  During 2002,  IDSMF charged monthly  management fees of 1/12 of 2% of the Net Asset Value and a quarterly incentive fee of 20% of trading profits.

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

Initial investment in IDSMF, December 31, 2001       $  10,804,549

Results of operations of IDSMF:
    Revenues                                              (428,857)
    Management and incentive fees                          (61,839)
    Other expenses                                         (73,058)

Net income before allocation to Limited Partners          (563,754)
Special allocation to the other Limited Partner            (99,574)

Partnership's income from investment in IDSMF             (464,179)

Partnership's redemptions in IDSMF                        (742,484)

Net Asset Value of the Partnership's investment in
    IDSMF,  March 31, 2002                           $   9,597,886

(8)      Financial Highlights

    The following  financial  highlights show the Partnership's  financial performance  for the period  ended  March 31,  2001.  Total  return is
    calculated  as  the  change  is  a  theoretical   beneficial   owner's
    investment  over the entire period.  Total return is calculated  based on the aggregate return of the Partnership taken as a whole.

      Total return                              (9.35)%

      Ratio to average net assets:
          Net loss                              (8.20)%

          Expenses:
            Expenses                             1.27
            Incentive fees                       0.00

                    Total expenses               1.27%

        The net investment income and operating  expenses ratios are computed based upon the weighted  average net assets for the  Partnership  for the period  ended March 31,  2002.  Ratios do not  reflect  income or expenses related to investment in other commodity pools.

                                       IDS MANAGED FUTURES, L.P.
                                        Schedule of Investments
                                            March 31, 2002

                                                Number of            Principal       Value (OTE)
                                                contracts           (notional)

Long positions
Futures positions (-0.17%)
Interest rates                                      15          $  15,603,276            47,321
Metals                                             154              5,390,071             6,176
Indices                                             35              3,200,207           (94,020)
                                                                   24,193,554           (40,523)
Forward positions (0.26%)
Currencies                                          15             52,469,922            62,043
     Total long positions                                       $  76,663,476            21,520

Short positions
Futures positions (1.09%)
Interest rates                                   1,300          $ 183,730,126           302,361
Metals                                              81              2,938,706           (37,651)
Indices                                              0                      0                 0
                                                                  186,668,832           264,710
Forward positions (-0.88%)
Currencies                                          10             52,622,506          (214,627)
     Total short positions                                      $ 239,291,338            50,083

Total open contracts (0.29%)                                                       $     71,603
Cash on deposit with brokers (60.11%)                                                14,603,666
Investment in other commodity pools (39.5%)                                           9,597,886
Other assets in excess of liabilities (0.10%)                                            22,250
Net assets (100%)                                                                  $ 24,295,405

Item 2.    Management's Discussion and Analysis of Financial Condition and
Results of Operation

Fiscal Quarter ended March 31, 2002

The  Partnership  recorded  a loss of  $2,570,421  or $26.67 per unit for the first quarter of 2002.

Performance  throughout  the quarter  was  disappointing.  Volatile  Japanese markets were the primary source of performance  problems.  On March 30, 2002, the John W.  Henry &  Company  Inc.  was  managing  60% of the  Partnership's assets while Sunrise was managing 40% of the Partnership's assets.

In January,  performance  was  positive in the  currency  and energy  sectors while  interest  rate,  metal,  stock  index  and  commodity  markets  posted losses.  The most  significant  gains came from the currency sector where the
Japanese  yen   continued  to  lose  value.   This  was   beneficial  to  the
Partnership   because  the  short  Yen   position  was  the  largest  in  the
portfolio.  Trading in all other  currency  markets was  negative.  The Enron news  created a "flight to quality"  situation  which led to higher U.S.  and
European  bond  prices.  These  news  items and  others  ceased  the  selling activity  in  global  bonds  and  caused  losses  in the  Partnership's  long positions.  Profitable short positions in Japanese  government bonds were not large enough to make  interest  rate trading  profitable.  The energy  sector posted a very small gain as short  positions in natural gas  exceeded  losses taken in all other energy markets.  Overall,  the Partnership recorded a loss of $286,930 or $2.93 per unit in January.

During  February,  fluctuating  price  patterns  continued  which  led  to  a difficult month for the  Partnership.  The key element in performance was the trend  reversals  in  the  Japanese  financial  markets.  The  Nikkei  (stock index),  Japanese  government  bonds and the Yen accounted for  approximately one half of the losses in the portfolio.  Losses in the currency  sector also occurred in the British  pound,  Swiss franc and Euro.  As  mentioned  above, trading in Japanese  government  bonds was  negative.  Further  losses in the interest  rate sector  occurred  in U.S.  bond  trading.  Trading in European bonds  was  negative  as well.  Open  trade  profits  accrued  in short  term interest  rates helped  offset some of the losses  incurred by the balance of the sector.  Performance  in the energy sector was also  unprofitable.  Short positions  in crude oil,  natural  gas and  gasoline  suffered as prices rose throughout  the sector.  Gold prices  continued  to rise,  which  allowed the
Partnership's  long positions to accrue profits.  The Partnership  recorded a loss of $1,339,565 or $13.86 per unit in February.

March was another  disappointing month.  Positive returns from the energy and interest  rate sectors  were  overpowered  by losses in the currency  sector.
Currencies,  particularly  the  Yen,  were hit hard  during  March.  Japanese corporations  spurred a rally in the Yen when they actively  repatriated  Yen for  year-end  accounting  purposes.  This proved to be  detrimental  for the
Partnership's  short Yen  position.  The U.S.  dollar  traded  in a  sideways pattern  against  the  British  pound,  Swiss  franc and Euro,  resulting  in additional  losses.  The  energy  and  interest  rate  sectors  turned  in  a
positive   performance.   Profits   accrued  in  short   positions   in  Euro
denominated  markets out weighed losses in the Japanese bond market.  For the month,  the  Partnership  recorded  a loss of  $943,926  or $9.87 per unit in
March.

During the  quarter,  investors  redeemed a total of 3,699.64  units.  At the end  of  the  quarter  there  were  93,937.18  Units  outstanding  (including
1,938.83 Units owned by the General Partners).

During  the  fiscal  quarter  ended  March 30,  2002 the  Partnership  had no material  credit  exposure to a counterparty  which is a foreign  commodities exchange.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change with  respect  to market  risk since the "Quantitative and Qualitative Disclosures About Market
         Risk"   was  made  in  the   Form   10-K   of  the  Trust  dated
         December 31. 2001.

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

Date:   May 8, 2002
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun D. O'Brien
           Shaun D. O'Brien
           Vice President, CFO and Director

(Duly authorized  officer of the General Partner and the Principal  Financial
Officer of the General Partner)