Form 10-Q
period 2002-06-30
IDS MANAGED FUTURES L P
filed 2002-08-15
CIK 809061

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended June 30, 2002

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

Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2002 and the additional time frames as noted:

                                        Fiscal Quarter  Year to Date    Fiscal Year    Fiscal Quarter  Year to Date
                                        Ended 6/30/02   Ended 6/30/02  Ended 12/31/01  Ended 6/30/01   Ended 6/30/01

Statement of Financial Condition              X                              X

Statement of Operations                       X              X                                X              X

Statement of Changes in Partners' Capital                    X

Notes to Financial Statements                 X

                                           IDS MANAGED FUTURES, L.P.
                                       STATEMENTS OF FINANCIAL CONDITION
                                                    UNAUDITED

                                                           Jun 30, 2002             Dec 31, 2001

ASSETS
Equity in commodity futures
   trading accounts:
   Cash on deposit with Brokers                             16,422,954               16,698,815
   Unrealized gain (loss) on open
     futures contracts                                       3,409,201                  913,532
    Investment in other commodity pools                     10,172,145               10,804,549

                                                            30,004,300               28,416,896

Interest receivable                                             19,315                   23,480
Prepaid General Partner fee                                    192,153                        0
Receivable from other commodity pools                          324,967                  422,366

      Total assets                                         $30,540,735              $28,862,742

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to AEFA Advisors and CIS             22,846                   12,965
   Accrued exchange, clearing and NFA fees                         214                      121
   Accrued management fee                                       33,187                   29,348
   Accrued incentive fee                                       288,904                   38,000
   Accrued operating expenses                                   26,686
   Redemptions payable                                         647,455                  832,765

      Total liabilities                                      1,019,292                  913,199

Partners' Capital:
   Limited partners (86,225.65 units outstanding            28,872,232               27,302,665
     at 6/30/02, 95,697.99 units outstanding at
     12/31/01) (see Note 1)
   General partners (1,938.83 units outstanding                649,211                  646,878
     at 6/30/02, and 2,267.35 at 12/31/01)
     (see Note 1)

      Total partners' capital                               29,521,443               27,949,543

      Total liabilities partners' capital                  $30,540,735              $28,862,742

Net asset per outstanding unit of partnership interest         $334.85                  $285.30

See accompanying notes to financial statements.

                                                   IDS MANAGED FUTURES, L.P.
                                                   STATEMENTS OF OPERATIONS
                                                           UNAUDITED

                                                           Apr 1, 2002      Jan 1, 2002     Apr 1, 2001      Jan 1, 2001
                                                             through          through         through          through
                                                          Jun 30, 2002     Jun 30, 2002     Jun 30, 2001    Jun 30, 2001

REVENUES

Gain (loss) on trading of commodity futures and
forwards contracts,
  physical commodities and related
  options:
  Realized gain (loss) on closed positions                $2,658,646        $1,680,115     ($4,191,815)     $5,923,898
   Change in unrealized gain (loss)
     on open positions                                     3,337,598         2,495,670      (2,090,756)     (7,137,868)
Interest income                                               54,974           114,100         320,751         764,066
Income from Investment in other commodity pools            1,418,211           954,031               0               0
Foreign currency transaction gain (loss)                      62,448            43,378       1,427,820          49,187

      Total revenues                                       7,531,877         5,287,294      (4,534,000)       (400,717)

EXPENSES

   Commissions paid to AEFA Advisors and                     153,643          $292,247         341,783         747,183
    CIS
   Exchange fees                                               1,458             3,550          51,766          89,418
   Management fees                                            83,448           162,913         170,065         356,192
   Incentive fees                                            288,904           288,904          35,885          38,470
   General Partner fee to IDS Futures                         96,077           192,154         125,413         250,826
    Corp. and CIS
   Operating expenses                                          9,506            19,106           9,500          19,100

      Total expenses                                         633,036           958,874         734,412       1,501,189

      Net profit (loss)                                   $6,898,841        $4,328,420     ($5,268,412)    ($1,901,906)

PROFIT (LOSS) PER UNIT OF PARTNERSHIP INTEREST                $76.22            $49.55         ($47.84)        ($17.91)
                                                           (see Note 1)      (see Note 1)

See accompanying notes to the financial statements.

                                                   IDS MANAGED FUTURES, L.P.
                                           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                     For the period January 1, 2002 through June 30, 2002
                                                            UNAUDITED

                                                                               Limited        General
                                                             Units*           Partners       Partners          Total

Partners' capital at January 1, 2002                      95,697.99        $27,302,665      $646,878     $27,949,543

Net gain                                                                     4,241,122        87,298       4,328,420

Redemptions (see Note 1)                                  (9,472.34)        (2,671,555)      (84,965)     (2,756,520)

Partners' capital at June 30, 2002                        86,225.65        $28,872,232      $649,211     $29,521,443

Net asset value per unit January 1, 2002 (see Note 1)                          $285.30       $285.30

Net profit per unit (see Note 1)                                                 49.55         49.55

Net asset value per unit June 30, 2002                                         $334.85       $334.85

* Units of Limited Partnership interest.

See accompanying notes to the financial statements.

                          IDS MANAGED FUTURES, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002

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
Inc. By June 30,  2002,  a total of  239,374.23  units  representing  a total investment of  $66,263,938 of limited  partnership  interest had been sold in
the  combined   offerings.   During  the  offerings,   the  General  Partners
purchased  a  total  of  2,883.57   additional  units  representing  a  total
investment of $560,110.  Selling  commissions and  organization  and offering expenses of  $6,133,679  were paid by the new limited  partners.  See the IDS
Managed  Futures,  L.P.  prospectus  dated April 11,  2000,  as  supplemented
January 1, 2001, for further details concerning the offerings.

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
Partners, LLC (Sunrise).

Under signed  agreement,  JWH and Sunrise  each receive a monthly  management fee  of  1/12  of 2% of  the  month-end  NAV of  the  Partnership  under  its management  and an  incentive  fee of 20% of the  Partnership's  net  trading profits,  if  any,  attributable  to its  management.  Sunrise  is  paid  its management  and  incentive  fees by IDS  Managed  Fund LLC,  and  through its investment in IDS Managed Fund LLC, the  Partnership  pays its  proportionate share of such fees.

The Partnership pays an annual  administrative  fee of 1.125% and .25% of the
beginning   of  the  year  NAV  of  the   Partnership   to  IDSFC  and  CISI,
respectively.  The fees are paid at the  beginning of the year and  amortized are over twelve months.

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

The  Partnership  has cash on  deposit  with an  affiliate  interbank  market maker in connection  with its trading of forward  contracts.  In the event of the interbank market maker's  insolvency,  recovery of the Partnership assets on deposit may be limited to account  insurance or other protection  afforded such deposits.  In the normal course of business,  the  Partnership  does not
require  collateral  from  such  interbank  market  maker.   Because  forward
contracts  are  traded  in  unregulated  markets  between   principals,   the
Partnership  also assumes a credit risk,  the risk of loss from counter party non-performance.

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

The notional  amounts of open  contracts  at June 30,  2002,  as disclosed in the Schedule of  Investments,  do not  represent  the  Partnership's  risk of loss due to market and credit risk,  but rather  represent the  Partnership's extent  of  involvement  in  derivatives  at the  date  of the  statement  of financial condition.

Net trading  results from  derivatives  for the quarter ended June,  2002 and
2001,  are reflected in the statement of operations  and equal gains (losses)
from trading less brokerage  commissions.  Such trading  results  reflect the net gain  arising  from the  Partnership's  speculative  trading  of  futures contracts, options on futures contracts, and forward contracts.

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

Income  (loss) is net of the  Partnership's  proportionate  share of fees and expenses  incurred or charged by IDSMF.  During 2002,  IDSMF charged  monthly management  fees of 1/12 of 2% of the NAV and a  quarterly  incentive  fee of
20% of trading profits.

The  Partnership's  risk of  loss in its  investee  pool  is  limited  to its
investment.   The  Partnership  may  make  additional   contributions  to  or
withdrawals from its investment in IDSMF as of the last day of any month.

Summarized  information  reflecting the Partnership's  investment in, and the operations of, the investee pool is as shown in the following table.

Initial investment in IDSMF, December 31, 2001       $ 10,804,549
Results of operations of IDSMF:
    Revenues                                            1,739,688
    Management and incentive fees                        (401,977)
    Other expenses                                       (168,147)

Net income before allocation to Limited Partners        1,169,564
Special allocation to the other Limited Partner           215,533

Partnership's income from investment in IDSMF             954,031

Partnership's redemptions in IDSMF                     (1,586,435)

Net Asset Value of the Partnership's investment in
    IDSMF,  June 30, 2002                            $ 10,172,145

(8) Financial Highlights

The  following   financial   highlights  show  the  Partnership's   financial
performance  for the period ended June 30, 2002.  Total return is  calculated as the  change  is a  theoretical  beneficial  owner's  investment  over  the entire period.  Total return is calculated  based on the aggregate  return of the Partnership taken as a whole.

      Total return                              17.37%

      Ratio to average net assets:
          Net income                            13.16%

          Expenses:
            Expenses                             2.61
            Incentive fees                       1.13

                    Total expenses              3.74%

The net investment  income and operating  expenses  ratios are computed based upon the  weighted  average  net  assets for the  Partnership  for the period ended June 30,  2002.  Ratios do not reflect  income or  expenses  related to investment in other commodity pools.

                                             IDS MANAGED FUTURES, L.P.
                                              Schedule of Investments
                                                   June 30, 2002

                                              Number of         Principal           Value (OTE)
                                              contracts         (notional)
Long positions
Futures positions (3.24%)
Interest rates                                   1,193      $ 187,398,085            1,049,686
Metals                                             206          7,139,510              (93,423)
Indices                                              0                  0                    0
                                                              194,537,595              956,263
Forward positions (11.17%)
Currencies                                                      5,372,434              (40,526)
Australian Dollar                                               3,021,994              (22,796)
Australian Dollar                                              12,084,955              589,631
Swiss Franc                                                     5,136,617              228,753
European Euro                                                   6,717,114              299,138
European Euro                                                  17,533,644              780,838
European Euro                                                  19,610,806              732,837
British Pound                                                   3,640,375               87,855
British Pound                                                  13,434,872              492,297
Japanese Yen                                                    3,649,177              144,838
Japanese Yen                                                       37,647                1,302
Japanese Yen                                                    3,868,575                4,161
Japanese Yen                                                      137,203                 (168)
Japanese Yen                                                   94,245,413            3,298,160

     Total long positions                                   $ 288,783,008          $ 4,254,423

Short positions
Futures positions (-0.07%)
Interest rates                                       0      $           0                    0
Metals                                             202          7,065,781             (111,164)
Indices                                            121          7,573,303               90,947
                                                               14,639,084              (20,217)
Forward positions (-2.79%)
Currencies                                          11         46,111,676             (825,005)
     Total short positions                                  $  60,750,760             (845,222)

Total open contracts (11.55%)                                                    $   3,409,201
Cash on deposit with brokers (55.63%)                                               16,422,954
Investment in other commodity pools (34.46%)                                        10,172,145
Other assets in excess of liabilities (-1.64%)                                        (482,857)
Net assets (100%)                                                                $  29,521,443

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operation

Fiscal Quarter ended June 30, 2002

The  Partnership  posted  a gain of  $6,898,841  or  $76.22  per unit for the second quarter of 2002.

Performance  throughout  the  quarter  was  strong.  Powerful  trends  in the currency  sector  propelled  performance  higher.  On June, 30, 2002, the JWH was managing 65% of the  Partnership's  assets while Sunrise was managing 35%
of the Partnership's assets.

The  Partnership  began the  quarter  with a slightly  lower  performance  in
April.  Weakness in the U.S.  dollar  provided strong results in the currency sector.  Profits were accrued in short Dollar positions  against the Japanese yen,  Swiss  franc,  British  pound and Euro.  The long  Dollar,  short  Euro
position  was  the   Partnership's   most   profitable   position  in  April.
Performance  in the  interest  rate  sector  was  very  disappointing.  Short positions  in Dollar and Euro  denominated  bond  markets  were closed out as losses.  Profitable  long  positions in the Japanese  government  bond market offset most of the losses  incurred by interest rate trading.  Turmoil in the
Middle East lifted the energy  market  higher,  providing  small  gains.  The metals  sector was  slightly  lower as gains in gold could not offset  losses in copper,  silver and  aluminum.  Overall the  Partnership  recorded a small loss of $48,699 or $0.52 per unit in April.

The  currency  sector paved the way for strong  performance  in May. The U.S.
dollar  continued to weaken against most major  currencies;  most notably the
Euro,  the  Japanese  Yen and the  Swiss  Franc,  providing  strong  profits.
Trends in the currency  markets have been aided by the US  Treasury's  "stand aside"  approach  on the  dollar  policy  and  the  Bank  of  Japan's  failed intervention  attempts.  The  Australian  dollar  continued  to  rise  as the currency  linked  to  physical  commodities,  due to  expectations  of higher global  inflation.  The  Partnership's  long Euro versus  short  Japanese yen position  was also  profitable.  The stock  index  sector  registered  modest gains during May,  primarily  due to the German DAX. The  steepening US yield curve allowed long  positions in the two,  five and ten-year  bonds to accrue profits.  The Japanese  government  bond  provided  the largest  profit as it continued  to climb.  Losses were  absorbed in the  Australian  and  European interest  rate  markets.  The metals  sector was also positive for the month.
Profits in long gold  positions  more than offset  losses in  industrial  and base metals.  All in all, the  Partnership  recorded a gain of  $1,990,163 or
$21.72 per unit in May.

The  Partnership  followed  May's gain with an extremely  positive  June. The economic  drivers  that fueled the strong  performance  included a confluence
of  events   influencing  the  currency  sector,   which  was  the  strongest
performing  sector due to the recent weakness of the Dollar.  The Euro gained approximately  15% on the  dollar  for the  year-to-date.  Investors  selling
U.S. stocks due to fear of additional  accounting  abnormalities put pressure on  stocks  as well  as the  Dollar.  Much of the  proceeds  of  these  sales appeared to have moved into  non-dollar  investments  along with global bonds and gold.  The global  bond market  rallied as a result of money  coming from sales of equities.  This "flight to quality"  helped the  Partnership's  long positions  in the  European,  Japanese and U.S.  bond  markets to  appreciate throughout  the month.  Short  positions  in the  world's  stock  markets via stock index futures were  positive  contributors  in June.  Corn and soybeans prices  gained  over  15%  since  lows  were  made  in  May.  For  June,  the
Partnership recorded a gain of $4,957,377 or $55.02 per unit.

During the  quarter,  investors  redeemed a total of 5,772.71  units.  At the end  of  the  quarter  there  were  86,225.65  units  outstanding  (including
1,938.83 units owned by the General Partners).

During  the  fiscal  quarter  ended  June  30,  2002 the  Partnership  had no material credit exposure to a  counter-party  which is a foreign  commodities exchange.

Fiscal Quarter ended June 30, 2001

The  Partnership  recorded  a loss of  $5,268,412  or $47.84 per unit for the second quarter of 2001.

The  Partnership  posted  losses  in each of the three  months in the  second quarter.  Overall,  the  second  quarter of fiscal  2001 ended  substantially negative for the  Partnership.  Both managers,  the Welton  Investment  Group
(Welton) and JWH  experienced  poor  performance.  On June 30, 2001,  JWH was managing  56.7% of the  Partnership's  assets while Welton was managing 43.3%
of the Partnership's assets.

In April,  the Partnership  suffered losses as the economy and the U.S. stock market  demonstrated signs of rebounding.  An unexpected discount rate cut in the U.S.,  coupled  with a lack of an  interest  rate cut in  Europe,  caused trend  reversals  in both  Euro and U.S.  dollar  denominated  bond  markets.
These  reversals  were negative for the  Partnership.  Long  positions in the
Japanese bond market,  which had been  maintained  for several  months,  were closed  out after  similar  price  behavior.  Trading in  British,  Swiss and
Australian  interest rates was also slightly  negative.  The currency  sector experienced  losses in April.  The biggest loss came in the Yen, which was up against the U.S.  dollar for the first month since  August.  The U.S.  dollar fared slightly  better  against the Euro,  Swiss franc and the British pound, but lost ground to each for the month.  Gold  rallied  slightly  off its low, which  reduced  open  trade  profits  and  led to a small  loss in the  metal sector.  Petroleum  prices continued  trading in a volatile,  sideways manner which  accounted  for a  small  loss  in  energy.  Overall,  the  Partnership recorded a loss of $3,098,741 or $27.93 per unit in April.

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

The Partnership was down 5.63% for the calendar year-to-date.

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

Performance  throughout  the quarter  was  disappointing.  Volatile  Japanese markets were the primary source of performance  problems.  On March 30, 2002,
JWH was managing 60% of the  Partnership's  assets while Sunrise was managing
40% of the Partnership's assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no  material  change  with  respect  to market  risk since the
"Quantitative  and  Qualitative  Disclosures  About  Market Risk" was made in the Form 10-K of the Trust dated December 31, 2001.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title
18 of the United States Code

b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the registrant  has duly  caused  this  report to be signed on its  behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES, L.P.

Date:   August 14, 2002
By:     CIS Investments, Inc.,
        One of its General Partners

By: /s/ Shaun O'Brien
        Shaun O'Brien
        Vice President, CFO and Director

(Duly authorized  officer of the General Partner and the Principal  Financial
Officer of the General Partner)

Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18
of the United States Code

I, Shaun D. O'Brien,  the Chief Financial  Officer of CIS  Investments,  Inc.
("CISI"),   the  General   Partner  of  IDS  Managed   Futures,   L.P.   (the
"Partnership"),  and I, James A. Davison, the President of CISI, certify that
(i) the attached 10-Q fully complies with the  requirements  of Section 13(a)
or  15(d) of the  Securities  Exchange  Act of 1934 and (ii) the  information contained in the attached  10-Q fairly  presents,  in all material  respects, the financial condition and results of operations of the Partnership.

         James A. Davison
         President
         CIS Investments, Inc.
         August 14, 2002

         Shaun D. O'Brien
         Chief Financial Officer
         CIS Investments, Inc.
         August 14, 2002