Form 10-K
period 2002-12-31
IDS MANAGED FUTURES L P
filed 2003-04-01
CIK 809061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 28, 2003: $34,903,492

TABLE OF CONTENTS

PART I.

Item 1. Business
Item 2. Properties
Item 3. Legal Proceddings
Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7(A). Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Benefical Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports of Form 8-K

SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
INDEPENDENT AUDITORS’ REPORT
STATEMENTS OF FINANCIAL CONDITION
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
NOTES TO FINANCIAL STATEMENTS
IDS MANAGED FUTURES NET ASSETS
CONDENSED SCHEDULE OF INVESTMENTS
ACKNOWLEDGMENT
EXHIBIT 99
FORM 10-Q 1st Quarter of 2002
FORM 10-Q 2nd Quarter of 2002
FORM 10-Q 3rd Quarter of 2002
FORM 10-K DECEMBER 31, 2001

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

Part I

Item 1. Business

IDS Managed Futures, L.P. (the “Partnership”) is a limited partnership organized on December 16, 1986 under the Delaware Revised Uniform Limited Partnership Act. The Partnership was formed to speculatively trade commodity interests, including futures contracts, forward contracts, physical commodities, and related options thereon pursuant to the trading instructions of independent trading advisors. The General Partners of the Partnership are CIS Investments, Inc. (“CISI”) and IDS Futures Corporation (“IDS Futures”) (collectively, the “General Partners”). The General Partners are registered commodity pool operators under the Commodity Exchange Act, as amended (the “CE Act”) and are responsible for administering the business and affairs of the Partnership exclusive of trading decisions. CISI is an affiliate of Cargill Investor Services, Inc. (“CIS” or the “Clearing Broker”), the clearing broker for the Partnership. IDS Futures is an affiliate of American Express Financial Advisors Inc. (“AEFA”), formerly IDS Financial Services Inc., which acts as the Partnership’s introducing broker and selling agent. Trading decisions for the Partnership for the fiscal year ended December 31, 2002 were made by two independent commodity trading advisors, John W. Henry & Company, Inc. (“JWH”) and Sunrise Capital Partners, LLC (“Sunrise”).

CIS is a “Futures Commission Merchant,” the General Partners are “Commodity Pool Operators,” AEFA is an “Introducing Broker” and the trading advisors to the Partnership are “Commodity Trading Advisors” as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). AEFA and CIS Securities, Inc., an affiliate of CIS and CISI, are also registered as broker-dealers with the National Association of Securities Dealers, Inc. (“NASD”) and the Securities and Exchange Commission (the “SEC”).

Units of limited partnership interest (“units”) were offered initially by AEFA commencing March 27, 1987 and concluding June 16, 1987. Subsequent offerings commenced March 29, 1993, January 31, 1994, June 26, 1995, and August 26, 1997. Units are no longer being offered. The total amount of the initial offering was $7,500,000 and the total amount of the combined reopenings was $80,000,000. After the initial purchase price of $250 per unit, investors purchase units at the then current net asset value (“NAV”) per unit on the last business day of the month; investors affiliated with the selling agent of the Partnership were not required to pay selling commissions, and the offering had varied selling commission rates depending on the total dollar amount of the investment. Therefore, the total number of units authorized for the Partnership is not determinable and therefore is not disclosed in the financial statements.

At the close of business on February 28, 1995 each unit was divided into three units (a “3 for 1 split”), each of which had a NAV per unit equal to the NAV per unit on February 28, 1995 divided by three. Accordingly, the total number of units outstanding tripled as of that date.

CIS Financial Services, Inc. (“CISFS”), an affiliate of CIS and CISI, acts as the Partnership’s forward contract broker and in that capacity arranges for the Partnership to contract directly for forward transactions in foreign currencies. CISFS is a direct participant in the interbank market for foreign currencies. The Partnership acts as a principal in each transaction entered into with a bank, and CISFS acts only as the Partnership’s agent in brokering these transactions.

Under the terms of the Partnership's Amended and Restated Limited Partnership Agreement(the "Limited Partnership Agreement"), the General Partners may not select Partnership transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Partnership’s trading with respect thereto. Initially, the General Partners chose and caused the Partnership to enter into Advisory Contracts with each of JWH and Sabre Fund Management Limited (“Sabre”). Commencing on June 16, 1987, after the initial conclusion of the offering period with respect to the Partnership’s units, JWH and Sabre began to provide commodity trading instructions to CIS on behalf of the Partnership. The General Partners felt it appropriate to make a change in trading advisor systems; 70 percent of the assets formerly managed by JWH pursuant to its Original Investment Program were allocated to another program operated by JWH, the Financial and Metals Portfolio, as of February 28, 1989. The remaining assets in JWH’s Original Investment Program were closed due to disappointing performance as of October 13, 1989. This money was reallocated to Sabre in early 1990. In February 1991, the General Partners felt it prudent to realign the assets of the Partnership so that JWH and Sabre were each allocated 50% of the trading assets. On July 2, 1997 the General Partners entered into an agreement to add Welton Investment Corporation (“Welton”) as an additional independent commodity trading advisor for the Partnership and, effective July 8, 1997 the assets of the Partnership were re-allocated among the three independent trading advisors. In accordance with the terms of the Advisory Contract between the Partnership and Sabre, the General Partners elected not to renew the Advisory Contract for Sabre and it expired on December 31, 1997. From January 1, 1998 through November 30, 2001, all of the assets of the Partnership were managed by JWH and Welton. In December 2001, Sunrise replaced Welton as a commodity trading advisor to the Partnership. The Partnership invested a portion of its assets with Sunrise through its investment in IDS Managed Fund LLC, a Delaware limited liability company of which the Partnership and IDS Managed Futures II, L.P. are the only limited partners and for which Sunrise acts as the commodity trading advisor. Collectively, JWH and Sunrise are herein referred to as the “Advisors”.

The General Partners are responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or state agencies having jurisdiction over the Partnership’s operations; calculation of the NAV (meaning the total assets less total liabilities of the Partnership) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Contracts.

The General Partners provide suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Partnership’s assets. Although CIS, an affiliate of CISI (one of the General Partners) acts as the Partnership’s clearing broker, the General Partners are responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The General Partners are further authorized, on behalf of the Partnership (i) to enter into a brokerage clearing agreement and related customer agreements with their affiliates, CIS and AEFA, pursuant to which those firms render clearing and introducing brokerage services to the Partnership; (ii) to cause the Partnership to pay brokerage commissions at the rates provided for in the brokerage agreement (until August 31, 1995 this rate was $50 per round turn trade to CIS which in turn reallocated $30 per round turn trade to AEFA, effective September 1, 1995, which was the first business day of the month following the initial closing of the new offering, the round turn brokerage commission rate was decreased from $50 to $35 per round turn trade to CIS which in turn reallocates $20 per round turn trade to AEFA) and NFA, exchange, clearing, delivery, insurance, storage, service and other fees and charges including surcharges on foreign exchanges with higher incremental costs incidental to the Partnership’s trading; and (iii) to receive an annual administrative fee equal, in the case of IDS Futures, to 1.45% of the Partnership’s NAV on the first business day of each fiscal year and, in the case of CISI, to 0.3% of the Partnership’s NAV on the first business day of each fiscal year until December 31, 1992. Commencing January 1, 1993, the annual administrative fee payable to IDS Futures was reduced to 1.125% and the annual administrative fee payable to CISI was reduced to 0.25%. Although no increase to brokerage commissions or administrative fees is anticipated, such fees as allowed in the Prospectus may be increased at rates equivalent to increases in the Consumer Price Index or other comparable measure of inflation.

The Advisory Contracts between the Partnership and the Advisors provide that the Advisors shall each have sole discretion in and responsibility for the selection of the Partnership’s commodity transactions with respect to that portion of the Partnership’s assets allocated to it. The Advisory Contract with JWH was amended on April 30, 1996 (but made effective back to the date of January 31, 1996) to extend the term of the Advisory Contract through December 31, 1996 with the automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 1999, unless earlier terminated in accordance with the termination provisions contained therein. On December 31, 1999, the Advisory Contract was further amended to extend the agreement between the parties until December 31, 2002 unless earlier terminated in accordance with the termination provisions contained therein. The Advisory Contract with Welton commenced on July 2, 1997 and continued until December 31, 1998, with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through December 2001, unless earlier terminated in accordance with the termination provisions contained therein. The renewal right is applicable irrespective of any change in trading advisors of the Partnership or any reallocation of Partnership assets among the trading advisors or to other trading advisors.

The Advisory Contracts shall terminate automatically in the event that the Partnership is terminated in accordance with the Amended and Restated Limited Partnership Agreement. The Advisory Contracts may be terminated by the Partnership with respect to any Advisor individually upon written notice to the Advisor in the event that (i) the Partnership assets allocated to the Advisor has trading losses in excess of 30% of the assets originally allocated to the Advisor; (ii) the Advisor is unable, to any material extent, to use its agreed upon trading approach; (iii) the Advisor’s registration is revoked or not renewed; (iv) there is unauthorized assignment of the Advisory Contract by the Advisor; (v) the Advisor dissolves, merges, consolidates with another entity, sells a substantial portion of its assets, changes control, become bankrupt or insolvent or has a change in executive officers; or (vi) the General Partners determine in good faith that such termination is necessary for the protection of the Partnership.

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

The Advisors will continue to advise other futures trading accounts. The Advisors and their officers, directors and employees also will be free to trade commodity interests for their own accounts provided such trading is consistent with the Advisors’ obligations and responsibilities to the Partnership. To the extent that the Advisors recommend similar or identical trades to the Partnership and other accounts which they manage, the Partnership may compete with those accounts for the execution of the same or similar trades.

The Partnership initially paid JWH a monthly management fee of 1/4 of 1% of the Partnership’s NAV under management as of the end of the month, whether or not the Partnership was profitable, and a quarterly incentive fee of 18% of net trading profits achieved on the NAV of the Partnership’s assets allocated to such Advisor’s management until June 30, 1992. Effective July 1, 1992, the Partnership paid JWH 1/3 of 1% of the month-end NAV of the Partnership and a quarterly incentive fee of 15% of the Partnership’s net trading profits, if any, attributable to its management. Effective October 1, 2000, the Partnership began paying JWH 1/6 of 1% of the month-end NAV of the Partnership’s assets managed by JWH and a quarterly incentive fee of 20% of the Partnership’s net trading profits, if any, attributable to its management. Pursuant to an agreement between the Partnership and Welton, the Partnership paid Welton a monthly management fee of 1/4 of 1% of the month-end NAV of the Partnership’s assets under its management and a quarterly incentive fee of 18% of net trading profits achieved on the NAV of the Partnership’s assets allocated to its management. Effective October 1, 2000, the Partnership began paying Welton 1/6 of 1% of the month-end NAV of the Partnership’s assets managed by Welton and a quarterly incentive fee of 20% of the Partnership’s net trading profits, if any, attributable to its management. The incentive fee is paid to an Advisor only when the cumulative trading profits for assets allocated to that Advisor at the end of a quarter exceed the highest previous cumulative trading profits at the end of a quarter for which an incentive fee was paid to the Advisor. The calculation and payment of incentive fees is not affected by the performance of the other Advisors.

The Limited Partnership Agreement provides that (i) funds will be invested only in futures contracts which are traded in sufficient volume to permit, in the opinion of each Advisor, ease of taking and liquidating positions; (ii) no Advisor will establish futures positions in a commodity interest such that the margin required for those positions, when added to that required for existing positions for the same commodity interest, would exceed 15% of the Partnership’s assets allocated to the Advisor; (iii) it is expected that 20% to 60% of the Net Assets of the Partnership will normally be committed to initial margin, however, no Advisor may commit more than 66 2/3% of the assets under its management to initial margin; (iv) the Partnership will not generally enter into an open position for a particular commodity interest during a delivery month; (v) the Partnership may not trade in securities or options on securities, commodity futures contracts, or physical commodities unless such options have been approved for trading on a designated contract market by the CFTC; the Partnership may trade in foreign options if permitted under the CE Act and CFTC regulations; the Partnership may trade in futures contracts, futures contracts on foreign currencies through foreign and domestic commodity exchanges and forward contracts on foreign currencies; (vi) the Partnership may not engage in pyramiding, but may employ spreads or straddles; (vii) the Partnership’s assets will not be commingled with the assets of any other person; (viii) no Advisor will be permitted to engage in churning the assets of the Partnership; and (ix) no rebates or give-ups may be paid to or received by the General Partners. The Partnership will not generally utilize borrowing except for short-term borrowing when the Partnership takes delivery of a physical commodity. Material changes in these trading policies must be approved by a vote of a majority of the outstanding units.

The Partnership currently has no salaried employees and all administrative services performed for the Partnership are performed by the General Partners. The General Partners have no employees other than their officers and directors, all of whom are employees of the affiliated companies of the General Partners. For these administrative services, the General Partners received an annual fee, as described above, equal to 1.75% of the NAV on the first day of the Partnership’s fiscal year (paid on a pro rata basis for the first year of the Partnership’s trading) until December 31, 1992. Commencing January 1, 1993, the annual administrative fee for the General Partners was reduced to 1.375% of the NAV on the first day of the Partnership’s fiscal year.

The Partnership’s business constitutes only one segment for financial reporting purposes; it is a limited partnership whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts, forward contracts, physical commodities and related options thereon. The Partnership does not engage in the production or sale of any goods or services. The objective of the Partnership business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Partnership’s business, as of December 31, 2002, is set forth under Items 6 and 7 herein.

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

Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by the Partnership’s Advisors. These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership’s Advisors.

Available Information

The Partnership does not have an Internet website; therefore, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to the foregoing reports are not available to Limited Partners in this manner. The Partnership provides paper copies of such reports and amendments free of charge.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant’s Units and Related Security Holder Matters

(a)	There is no established public market for the units and none is expected to develop.

(b)	As of December 31, 2002, there were 80,114.46 units held by Limited Partners and 1,829.41 units held by the General Partners. A total of 15,583.53 units had been redeemed by Limited Partners during the period from January 1, 2002 to December 31, 2002 and 437.94 units by the General Partners (143,576.24 units were redeemed prior to calendar year 2002 by Limited Partners and 616.22 by General Partners). The Limited Partnership Agreement (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.
(c)	To date no distributions have been made to partners in the Partnership.

The Limited Partnership Agreement does not provide for regular or periodic cash distributions, but gives the General Partners sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partners have not declared any such distributions to date, and do not currently intend to declare such distributions.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 and is derived from the financial statements for such fiscal years, which have been audited by KPMG, LLP.

		1998	1999	2000	2001	2002
1.	Revenues (000)	$9,513	$(5,873)	$2,415	$(868)	$10,575
2.	Profit (Loss) From Continuing Operations (000)	4,578	(10,406)	(750)	(3,470)	7,834
3.	Profit (Loss) Per Unit	30.08	(69.61)	5.75	(32.69)	89.82
4.	Total Assets (000)	58,570	47,833	37,290	28,863	31,141
5.	Long Term Obligations	0	0	0	0	0
6.	Cash Dividend Per Unit	0	0	0	0	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or “daily limits”. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only. The Partnership’s net assets are held in a brokerage account with CIS. The Partnership initially earned interest on 100% of the Partnership’s average monthly cash balance at a rate equal to 80% of the average yield on the 91-day U.S. Treasury bills issued during that month until July 31, 1993. Commencing August 1, 1993, the Partnership began to earn interest at a rate of 90% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the fiscal year ended December 31, 2002, CIS had paid or accrued to pay interest of $256,021 to the Partnership. Similarly, for the calendar year-ended December 31, 2001 CIS had paid or accrued to pay interest of $1,162,034 to the Partnership.

For the fiscal year-ended December 31, 2002, Limited Partners redeemed a total of 15,583.53 units for $4,920,177. For the fiscal year-ended December 31, 2001, Limited Partners redeemed a total of 17,418.23 units for $5,269,285.

On December 31, 2002, the Partnership had unrealized gain on open contracts of $2,028,869 and cash on deposit of $19,456,264. The total balance of the Partnership’s account at CIS was $21,485,133. These figures compare to unrealized gain on open contracts of $913,532, cash on deposit of $16,698,815 and a total balance of the Partnership’s account at CIS of $17,612,347 as of December 31, 2001.

During the fiscal year-ended December 31, 2002, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently trades on recognized global futures exchanges and in over the counter contracts. In the event any credit exposure to a counterparty exceeds 10% of the Partnership’s total assets, such exposure will be disclosed.

See note 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in note 5, the General Partners review on a daily basis reports of the Partnership’s performance, including monitoring of the daily NAV of the Partnership. The General Partners also review the financial situation of the Partnership’s Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.

Results of Operations

2002

During 2002, Limited Partners redeemed units in the amount of $4,920,177 and the General Partners redeemed units in the amount of $125,188. The Partnership achieved realized and unrealized gains of $10,319,175 and interest income of $256,021. Total expenses of the Partnership were $2,740,970, resulting in a profit of $7,834,226 and an increase in the NAV per unit of $89.82.

2002 was a rewarding year for the Partnership. Both of the Partnership’s Advisors, JWH and Sunrise, posted strong results for the year. At year-end, JWH was managing approximately 69% of the assets and Sunrise was managing 31%.

In the first quarter, the world’s financial markets reversed the direction that had begun in December of 2001. Hence, losses were absorbed. Directionless markets continued for much of the first quarter with both Advisors experiencing negative performance. The Partnership was down all three months during the quarter, losing over 9%.

The second quarter began with slightly negative performance in April. At this point, the Partnership’s Advisors had assembled a portfolio poised to profit by a weak U.S. dollar and lower global interest rates. In May and June the portfolio prospered. Investors sold U.S. stocks due to fear of additional accounting abnormalities. This activity put pressure on the U.S. dollar and fuelled a “flight to quality”; the purchasing of global bonds. By the end of June, the Euro had gained approximately 15% on the U.S. dollar for the year. The Partnership was up in excess of 29% for the quarter.

During the third quarter, the interest rate and currency sectors continued their positive performance. Aided by accounting scandals and decreased consumer confidence, the world’s stock markets plunged and cash poured out of Dollars and into bonds. For the quarter, the interest rate sector was up approximately 15%. Gains were also made in the stock index and currency sectors. The Partnership was up every month during the quarter and gained nearly 18% for the quarter.

After two quarters of incredible performance, the Partnership took a break in the first part of the fourth quarter. Bond prices reversed slightly. The U.S. dollar rose against the Euro. However, by year-end, the trends that allowed for stellar performance for much of 2002 resumed and some of the quarters losses were recovered. As had been for much of the year, the non-financial portion of the Partnership’s portfolio had a minimal effect on performance. The Partnership was down approximately 5% in the fourth quarter.

2001

During 2001, total contributions to the Partnership equaled $269,533. Investors redeemed units in the amount of $5,269,285 and the General Partners redeemed units in the amount of $64,032. The Partnership achieved realized and unrealized losses of $2,030,443, resulting in a loss of $3,470,427 and a decrease in the NAV per unit of $32.69.

2001 was a challenging year for the Advisors to the Partnership. Welton, who suffered a prolonged down period, was relieved of management duties. JWH, was up early and then down late in the year. In December, Welton was replaced by Sunrise Capital Partners LLC (Sunrise). Sunrise utilized its Expanded Diversified Program to manage Partnership assets. This is a broadly diversified program with a 12 year track record. Sunrise was incorporated in 1980.

In the first quarter of 2001, the world’s financial markets continued the price patterns that had allowed for positive performance in the last quarter of 2000. Short positions in the Japanese yen versus the U.S. dollar and Euro accrued profits throughout the first quarter. The Partnership’s long global bond position was the cornerstone of the portfolio and benefited from the first of several interest rate cuts made by the Federal Reserve. The Partnership was up over 9% at the end of the quarter.

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

The third quarter was laden with markets lacking direction. During this time, the Partnership’s portfolio was dominated by currency and interest rate positions. These sectors were unable to sustain long term price moves. A good example of this was the bond market where despite several cuts by the Federal Reserve, bond prices at quarter-end were trading well below the highs they made in March. Lack of a dominant currency led to flat performance in the currency sector. The meandering of markets in the third quarter caused performance to be down in two months. For the quarter, the Partnership was down approximately 3%.

The last quarter of 2001 began positively due to strong performance in the interest rate sector. The Partnership’s long positions in global bond markets benefited from interest rate cuts as well as a “flight to quality” as a result of the September 11 tragedy. However, in November, after economic data indicated a strengthening of the economy, trends in the interest rate and currency sectors reversed. During this period, the U.S. 30-year bond lost close to 10% in value. The currency sector moved in sympathy with interest rates, which also caused portfolio losses. In December, the portfolio benefited from short positions in the Japanese yen. Despite being up over 4% in October and December, the Partnership was down approximately 2% in the fourth quarter.

Effective July 1, James Davison became President of CIS, replacing Bernard Dan. Mr. Davison has been an executive in the futures industry for several years and has extensive experience in managed futures. On a similar note, Mark Rzepczynski Ph.D. became President and Chief Investment Officer of JWH effective January 1, 2002. Dr. Rzepczynski has been with JWH since 1998. The General Partners do not feel that these appointments will materially effect on the Partnership.

2000

During 2000, total contributions to the Partnership equaled $1,018,228. Investors redeemed units in the amount of $9,967,525 and the General Partners redeemed units in the amount of $120,448. The Partnership achieved realized and unrealized gains of $584,673 and interest income of $1,830,812. Total expenses of the Partnership were $3,165,973, resulting in a loss of $750,488 and an increase in the NAV per unit of $5.75.

The year 2000 could be broken up into two parts. The first nine months were a continuation of 1999‘s erratic, directionless futures markets with very few price trends developing which resulted in negative performance. However, the last three months brought strong, broad-based trends in the world’s financial markets which allowed for both JWH and Welton to experience a positive fourth quarter.

In the first quarter of 2000, strategic events reversed trends, which led to unprofitable trading. In February, the U.S. Federal Reserve announced that they were buying back part of the debt. This led to a powerful rally in the world’s interest rate markets and the Partnership’s short positions were closed out at a loss. In March, the decline of the Nasdaq commenced and with it came a dramatic shift of capital from U.S. dollars into Yen. This movement of capital hurt the Partnership’s long dollar and Euro positions. Prices of agriculture, energy and metals markets were flat during the first quarter.

The second quarter was marked by conflicting economic signals, which often reversed long-term price trends. The U.S. dollar, after having lost value in March, was strong in April and then declined in value in May and June. Interest rates, followed a similar directionless path with the “hard landing or soft landing” question being the primary driver. Through the end of June, the only market sector with defined direction was the energy sector, which had been the Partnership’s most consistent source of profits over the past few years.

As the third quarter began, the futures markets continued seeking direction. Metal and agricultural prices were listless. Stock index trading was volatile in the short term and sideways over the longer period. Up trends emerged in the world’s bond markets where open trade profits were accrued. In the currency sector, the U.S. dollar gained very steadily versus the Euro during July and August. By September, the Dollar was gaining value on all major currencies. However, on September 22, the European Central Bank intervened to support the Euro. Consequently, price trends reversed dramatically and the Partnership accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite the intervention, the Partnership remained long Dollars and interest rates and reaped the benefits of those positions as the fourth quarter began. In October, the U.S. dollar hit its all-time high versus the Euro and gained substantially versus the Swiss, British and Japanese currencies. By November, interest rate trading became the Partnership’s strongest sector as long positions in global bond markets amassed large open trade gains. Strong performance in interest rate markets continued in December. A revival of European currencies provided the bulk of the month’s gain in the currency sector. These trends remained in place through the year.

Effective January 1, 2001, 50% of the Partnership’s assets were managed by JWH’s Financial and Metals Portfolio and 50% by Welton’s Diversified Portfolio. This change represented a reduction in JWH’s allocation and an increase in Welton’s. These trading programs rely on the existence of trends in order to be profitable. In an effort to further diversify the Partnership’s trading activities, the General Partners added Welton’s Alpha Portfolio as an “overlay” to the existing programs. This program performs its best in trend-less markets. The new allocation was made in an attempt to lessen the volatility of the Partnership without reducing upside potential.

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Partnership’s operations or assets.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance.

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and commodity contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership can acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Standard of Materiality

Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange traded (i.e., forward currencies), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, Welton also traded commodity options on behalf of the Partnership. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Partnership’s open positions by market category for fiscal year 2002 and 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. During fiscal year 2002, the Partnership’s average total capitalization was approximately $28.4 million, and during fiscal year 2001, the Partnership’s average total capitalization was approximately $32.6 million.

Fiscal Year 2002

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$1.3	$0.4	$0.7	2.5%
Currencies	$1.8	$0.3	$1.1	3.9%
Stock Indices	$0.4	$0.1	$0.3	1.0%
Precious Metals	$0.3	$0.1	$0.1	0.5%
Commodities	$0.1	$0.0	$0.1	0.2%
Energy	$0.2	$0.0	$0.1	0.4%

Total	$4.1	$0.9	$2.4	8.5%

Fiscal Year 2001

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$2.1	$0.4	$1.5	4.7%
Currencies	$1.3	$0.7	$1.0	3.0%
Stock Indices	$8.0	$0.1	$1.7	5.2%
Precious Metals	$0.6	$0.1	$0.3	0.8%
Commodities	$0.3	$0.0	$0.1	0.3%
Energy	$1.0	$0.0	$0.3	1.0%

Total	$13.3	$1.3	$4.9	15.0%

* Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Partnership’s capitalization at the end of each fiscal quarter during the relevant fiscal year.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table as well as the past performance of the Partnership, give no indication of this “risk of ruin”.

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Partnership holds substantially all of its assets in cash on deposit with CIS and CISFS. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of 91-day Treasury bill rate. As of December 31, 2002, the Partnership had approximately $19.5 million in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Advisors manage the Partnership’s primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2002 and December 31, 2001, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., Australia and New Zealand. The General Partners anticipate that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium to long-term rates to remain steady.

Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar). However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc and dollar/pound positions. The General Partners do not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. As of December 31, 2002, the Partnership's primary exposure was in the DAX (Germany) and NASDAQ stock indices. As of December 31, 2001, the Partnership's primary exposure was in the DAX stock index. The General Partners anticipate little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver as well as various industrial metals. The Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partners anticipate that trading will continue across most of the available metals contracts.

Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cotton and sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2002. In the past, the Partnership also has had material market exposure to corn, wheat, coffee, soybeans, soybean oil and sugar and may do so again in the future. The Partnership will continue to trade a variety of commodity contracts.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2002 and December 31, 2001.

Foreign Currency Balances. The Partnership’s primary foreign currency balances are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Position. The Partnership holds substantially all its assets in cash at CIS and CISFS, earning interest at 90% of the average 91-day Treasury bill rate for Treasury bills issued during each month.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partners monitor the Partnership’s performance and the concentration of its open positions, and consult with the Advisors concerning the Partnership’s overall risk profile. If the General Partners felt it necessary to do so the General Partners could require the Advisors to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partners primarily rely on the Advisors own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment process from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH’s positions in a particular market is not a matter of how large a return can be generated, but of how much risk it is willing to take relative to that expected return.

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

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH’s investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto appearing later in this document.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2002 and 2001. This information has not been audited.

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Total Revenues	$(2,244,583)	$7,531,877	$6,618,318	$(1,330,416)
Total Expenses	$325,838	$633,036	$1,414,362	$367,734
Gross Profit (Loss)	$(2,570,421)	$6,898,841	$5,203,956	$(1,698,150)
Net Profit (Loss) per Unit	$(26.67)	$76.22	$60.08	$(19.81)

	First Quarter 2001	Second Quarter 2001	Third Quarter 2001	Fourth Quarter 2001
Total Revenues	$4,133,284	$(4,534,000)	$(385,460)	$(82,232)
Total Expenses	$766,777	$734,412	$608,802	$492,028
Gross Profit (Loss)	$3,366,507	$(5,268,412)	$(994,262)	$(574,260)
Net Profit (Loss) per Unit	$29.93	$(47.84)	$(9.31)	$(5.47)

There were no extraordinary, unusual or infrequently occurring items recognized in each full calendar quarter within the two most recent fiscal years, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The Partnership is managed by its General Partners, IDS Futures Corporation and CIS Investments, Inc. The officers and directors of the General Partners as of December 31, 2002 were as follows:

IDS Futures Corporation

Kristi L. Petersen (born March 1965) is President of IDS Futures Corporation. Ms. Petersen was elected President of IDS Futures in October 2000. Ms. Petersen has been employed by American Express Financial Corporation since August 1997. Since July 2000, she has held the title Vice President of the Non-Proprietary Products Group of American Express Financial Corporation. She has overall responsibility for the non-proprietary products offered through American Express Financial Advisors’ direct investment and limited partnership business. From 1997 to 2000, Ms. Petersen was director of Product Strategy and Development for retirement and wrap products. From 1987 to 1997, she has held numerous product management, strategic planning and financial audit positions within the financial services industry. From June 1995 to July 1997, she was Senior Product Manager of the Investment Products and Business Retirement Plans for U.S. Bank responsible for the overall management and profitability of investment products and business retirement plans distributed through U.S. Bancorp Investments. From August 1994 to September 1995, Ms. Petersen was a Strategic Planning Analyst for U.S. Bank which developed “Bank 2000", the strategic plan for the retail bank through the year 2000. She graduated from St. Cloud State University with a B.S. degree in Finance in 1987 and the University of St. Thomas in 1994 with a M.B.A. in Marketing.

Peter Slattery (born July 1965) is Vice President, Secretary and Treasury of IDS Futures Corporation. Mr. Slattery was elected Vice President, Secretary and Treasury of IDS Futures Corporation in August 2001. Mr. Slattery is senior vice president of American Express Asset Management and managing director, American Express Alternative Investments. Mr. Slattery is responsible for the development, management and marketing of American Express' Hedge Fund of Funds products and is a member of the senior management team overseeing the entire alternative investment business. Mr. Slattery has over eight years of due diligence and manager selection experience at American Express. He has served as the director of variable asset product development and management, vice president of non-proprietary products, having responsibility for due-diligence and manager selection for all outside asset managers, and president of IDS Futures Corporation overseeing American Express' managed futures business. Mr. Slattery holds a B.S. from Babson College and M.B.A. from the University of Colorado.

CIS Investments, Inc.

James A. Davison (born in May 1961) is President and a director. Mr. Davison is a graduate of the School of Oriental and African Studies, University of London. He began his career with Cargill plc and joined Cargill Investor Services Ltd. in 1987. His management responsibilities included commodity and financial markets as well as the development of all business activity with alternative asset management clients in European and Middle Eastern geographies. He resigned from Cargill plc in 1996 to establish his own consultancy business. One of his assignments of this business included Managing Director for Hasenbichler Asset Management Ltd., one of Europe’s largest alternative asset management groups and, in 1998, he assumed responsibility for all international activity of a portfolio of trading advisors. He rejoined Cargill plc in December 2000 as European Managing Director of Cargill Investor Services Ltd. and was named Worldwide Business Unit Leader of CIS in July of 2001.

Shaun D. O’Brien (born in November 1964) is Vice President, Chief Financial Officer and a director. Mr. O’Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O’Brien graduated from Northeastern University in 1987 and received a Master’s degree from the University of Minnesota’s Carlson School of Management in 1999. Mr. O’Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler (born in May 1953) is Vice President and a director. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She began her career with Cargill, Incorporated in 1975. She held various merchandising and management positions within the organization’s Oilseed Processing Division before transferring to CIS in 1986 where she is responsible for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of CIS in June 1996.

Christopher Malo (born in August 1956) is Vice President. Mr. Malo graduated from Indiana University in 1978 with a B. S. in Accounting and further completed the University of Minnesota Executive Program in 1993. He started work at Cargill, Incorporated in June 1978. He joined CIS in 1979, and served as Secretary/Treasurer and Controller from 1983 until 1991. He was elected Vice President, Administration and Operations in July 1991. He was Managing Director in Europe from 1996 until January 1999, responsible for CIS's activities and operations in Europe, the Middle East and Russia. He was an active member of the FIA-UK Chapter and LIFFE Membership and Rules Committee. He currently serves on the Board of the FIA in Chicago.

Patrice H. Halbach (born in August 1953) is a Vice President. Ms. Halbach graduated Phi Beta Kappa from the University of Minnesota with a B. A. degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990, she was named Senior Tax Manager for Cargill, Incorporated’s Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated’s Administrative Division in April 1994. In January 1999, she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated’s global tax function.

Jennifer S. Johnston (born in January 1967) is Treasurer. Ms. Johnston became a Vice President of CIS in October 2002. Ms. Johnston graduated from the University of Illinois in 1989 with a B.S. degree in Finance. Ms. Johnston began working at CIS in 1990. She has worked in various departments at CIS during her 12 year career.

Penelope J. Beckhardt (born in November 1965) is the Chief Compliance Officer and Secretary. Ms. Beckhardt graduated from the University of Wisconsin, Madison with a B.B.A. in Marketing in 1987 and received an M.B.A. with a Finance concentration from Loyola University of Chicago in 1989. She began her career at the Chicago Board of Trade in the Office of Investigations and Audits. In March 1993, she moved to LFG, L.L.C. and served in both Compliance Specialist and Accounting Manager roles. Ms. Beckhardt continued her career with UBS Warburg as Associate Director and N.A. Head of Exchange Traded Derivatives Compliance from June 1997 through March 2002. She began working for CIS in March 2002. She is currently a member of the FIA Law and Compliance Division.

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

All operating and administrative expenses attributable to the Partnership are paid by the General Partners except for brokerage commissions, NFA, clearing and exchange fees, advisory fees, legal, accounting, auditing, printing, recording and filing fees and postage charges which are paid directly by the Partnership. All expenses other than brokerage commissions incurred by the Partnership and administrative fees are paid to persons not affiliated with the Partnership. For the services performed through December 31, 1992 on behalf of the Partnership, the General Partners received an annual administrative fee totaling 1.75% of the Partnership’s net assets. On January 1, 1993 this fee was reduced to 1.375%. Then General Partners received a total $384,306 in 2002, $501,652 in 2001 and $636,680 in 2000 for this fee.

CIS, an affiliate of CISI, is the Partnership’s clearing broker. The broker for forward contracts is CISFS. During the year-ended December 31, 2002, the Partnership accrued and paid $532,046 in brokerage commissions to CIS and CISFS, as compared to $1,247,465 in 2001 and $1,284,103 in 2000. Of these commissions, $20 per round turn trade is paid to AEFA as the Partnership’s introducing broker and $15 is retained by CIS as clearing broker (based on a commission rate of $35 per round turn trade). Prior to September 1, 1995, $30 per round turn trade was paid to AEFA and $20 was retained by CIS (based on a commission rate of $50 per round turn trade).

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	As of December 31, 2002, no person was known to the Partnership to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2002, the General Partners beneficially owned 1,829.41 units or approximately 2.23% of the units outstanding as of that date.

(c)	As of December 31, 2002, no arrangements were known to the registrant, including any pledges by any person of units of the Partnership or shares of its General Partners or the parents of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions

(a)    None other than the compensation arrangements described herein.

(b)    None.

(c)    None.

(d)    Not Applicable.

Item 14. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s President and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the President and Chief Financial Officer of CISI have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	The following documents are included herein:

(1)	Financial Statements:

	a.	Report of Independent Auditors' Report.

	b.	Statements of Financial Condition as of December 31, 2002 and 2001.

	c.	Statements of Operations and Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

	d.	Notes to Financial Statements

	e.	Condensed Schedule of Investments

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits: See the Index to Exhibits annexed hereto.

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003    IDS Managed Futures, L.P.

By:	IDS Futures Corporation (General Partner)	By:	CIS Investments, Inc. (General Partner)

By:	/s/ Kristi L. Peterson Kristi L. Peterson President	By:	/s/ James A. Davison James A. Davison President

By:	/s/ Peter Slattery Peter Slattery Vice President, Secretary and Treasury	By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2003

By:	/s/ Kristi L. Peterson Kristi L. Peterson President and Director	By:	/s/ James A. Davison James A. Davison President and Director

By:	/s/ Peter Slattery Vice President, Secretary and Treasury	By:	/s/ Barbara A. Pfendler Barbara A. Pfendler Vice President and Diretor

		By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director

CERTIFICATION

I, James A. Davison, the President of CIS Investments, Inc. ("CISI"), a General Partner of IDS Managed Futures, L.P. (the "Partnership"), do hereby certify that:

1.	I have reviewed this annual report on Form 10-K of IDS Managed Futures, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4.	The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. March 31, 2003

CERTIFICATION

I, Shaun O'Brien, the Chief Financial Officer of CIS Investments, Inc. ("CISI"), a General Partner of IDS Managed Futures, L.P. (the "Partnership"), do hereby certify that:

1.	I have reviewed this annual report on Form 10-K of IDS Managed Futures, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4.	The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. March 31, 2003

Index to Exhibits

Number	Exhibits

3.1	Amended and Restated Limited Partnership Agreement.	N/A

10.1	Advisory Contract dated as of March 27, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.2	Amended Advisory Contracts dated January 23, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.3	Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.

10.4	Advisory Contract dated as of July 2, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation (Incorporated by reference to Post-Effective Amendment No. 3 to the Registration Statement as filed by the Partnership on July 31, 1997).

10.5	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and John W. Henry & Company, Inc.

10.6	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.

10.7	Ammended and Restated Advisory Contract dated December 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.

99	Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Note:	Exhibits 3.1, 10.1, 10.2 and 10.3 are incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996.

Note:	Exhibits 10.5, 10.6 and 10.7 are incorporated by reference to Form 10-K by the Partnership on March 26, 2001.

Independent Auditors' Report

Financial Statements:
      Statements of Financial Condition,
            December 31, 2002 and 2001

      Statements of Operations,
            Years ended December 31, 2002, 2001, and 2000

      Statements of Changes in Partners' Capital,
            Years ended December 31, 2002, 2001, and 2000

Notes to Financial Statements

Condensed Schedule of Investments, December 31, 2002

Acknowledgment

Annual Financial Information

Independent Auditors' Report
The Partners
IDS Managed Futures, L.P.:

We have audited the accompanying statements of financial condition of IDS Managed Futures, L.P. (the Partnership) as of December 31, 2002 and 2001, including the condensed schedule of investments as of December 31, 2002, and the related statements of operations and changes in partners’ capital for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Managed Futures, L.P. as of December 31, 2002 and 2001, and the results of its operations and changes in its partners’ capital for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG, LLP
Chicago, IL
February 14, 2003

IDS MANAGED FUTURES, L.P. STATEMENTS OF FINANCIAL CONDITION December 31, 2002 and 2001

Assets	2002	2001
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$19,456,264	16,698,815
Unrealized gain on open contracts	2,028,869	913,532
Investment in other commodity pools	9,479,498	10,804,549
	30,964,631	28,416,896

Interest Receivable	18,612	23,480
Redemptions receivable from other commodity pools	157,700	422,366
Total Assets	$31,140,943	28,862,742

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	$17,677	12,965
Accrued exchange, clearing and NFA fees	168	121
Accrued management fees	35,782	29,348
Accrued operating expenses	38,000	38,000
Redemptions payable	310,912	832,765

Total liabilities	402,539	913,199

Partners' Capital:
Limited partners (80,114.46 and 95,697.99 units outstanding at December 31, 2002 and 2001, respectively)	30,052,162	27,302,665
General partners (1,829.41 and 2,267.35 units outstanding at December 31, 2002 and 2001, respectively)	686,242	646,878
Total parters' capital	30,738,404	27,949,543
Total liabilities and partners' capital	$31,140,943	28,862,742

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P. STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenues (losses):
Gain (loss) on trading of commodity contracts
Realized gain (loss) on closed positions	$7,719,073	3,375,707	(3,349,820)
Change in unrealized gain (loss) on open contracts	1,115,337	(5,563,521)	4,182,082
Interest Income	256,021	1,162,034	1,830,812
Income from investment in other commodity pools	1,421,913	58,526	0
Foreign currency transaction gain (loss)	62,852	71,572	(339,713)
Other income	0	27,273	92,124
Total revenues (losses)	10,575,196	(868,409)	2,415,485

Expenses:
Commissions	532,046	1,247,465	1,284,103
Exchange, clearing, and NFA fees	4,918	182,009	51,012
Management fees	380,738	550,804	1,153,332
Incentive fees	1,376,333	38,470	0
General Partner fee	384,306	501,652	636,680
Operating expenses	62,629	81,618	40,846
Total expenses	2,740,970	2,602,018	3,165,973

Net gain (loss)	$7,834,226	(3,470,427)	(750,488)
Profit (loss) per unit of limited partnership interest	$89.82	(32.69)	5.75
Profit (loss) per unit of general partnership interest	$89.82	(32.69)	5.75

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P. STATEMENTS OF CHANGES IN PARTNERS' CAPITAL Years ended December 31, 2002, 2001, and 2000

	Units*	Limited Partners	General Partners	Total partners' capital

Balance at December 31, 1999	145,413.46	$45,403,623	900,364	46,303,987
Sale of partnership interests	3,676.74	1,111,600	0	1,111,600
Selling commissions and organization and offering costs	0	(93,372)	0	(93,372)
Net sales of partnership interests	3,676.74	1,018,228	0	1,018,228

Net profit (loss)	0	(756,899)	6,411	(750,488)

Redemptions	(36,832.33)	(9,967,525)	(120,448)	(10,087,973)

Balance at December 31, 2000	112,257.87	35,697,427	786,327	36,483,754

Sale of partnership interests	858.35	296,190	0	296,190
Selling commissions and organization and offering costs	0	(26,657)	0	(26,657)
Net sales of partnership interests	858.35	269,533	0	269,533

Net profit (loss)	0	(3,395,010)	(75,417)	(3,470,427)

Redemptions	(17,418.23)	(5,269,285)	(64,032)	(5,333,317)

Balance at December 31, 2001	95,697.99	27,302,665	646,878	27,949,543

Sale of partnership interests	0	0	0	0
Selling commissions and organization and offering costs	0	0	0	0
Net sales of partnership interests	0	0	0	0

Net profit (loss)	0	7,669,673	164,552	7,834,225

Redemptions	(15,583.53)	(4,920,177)	(125,188)	(5,045,365)

Balance at December 31, 2002	80,114.46	30,052,161	686,242	30,738,403

Net asset value per unit December 31, 2002		$375.12	375.12

Net asset value per unit December 31, 2001		$285.30	285.30

Net asset value per unit December 31, 2000		$317.99	317.99

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

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

Units of the Partnership, representing an additional investment of $80,000,000, were offered through April 30, 2001, by American Express Financial Advisors Inc. (AEFA), formerly IDS Financial Services Inc. By December 31, 2002, a total of 239,274.23 units representing a total investment of $66,263,938 of limited partnership interest had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 2,883.57 additional units representing a total investment of $560,110. Selling commissions and organizational and offering expenses of $6,133,679 were paid by the new limited partners. See the IDS Managed Futures, L.P. prospectus dated April 11, 2000, as supplemented January 1, 2001, for further details concerning the offerings. Commencing May 1, 2001, the Partnership no longer accepts new investors.

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

Redemptions

No redemptions are permitted by subscribers during the first six months after they have been admitted to the Partnership. Thereafter, limited partners may cause any or all of their units to be redeemed by the Partnership effective as of the last trading day of any month of the Partnership. Redemptions are based on the Net Asset Value per unit and require ten days’ written notice to the General Partners. Payment will be made within ten business days of the effective date of the redemption. The Partnership’s Limited Partnership Agreement contains a full description of redemption and distribution procedures.

Selling Commissions and Organizational and Offering Costs

Selling commissions and ongoing organizational and offering costs are paid by all new investors.

Commissions

The Partnership pays CIS commissions on trades executed on its behalf at a rate of $17.50 per half-turn contract. The Partnership pays this commission directly to CIS and CISFS, and CIS then reallocates the appropriate portion to AEFA.

Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible both to movements in the underlying contract markets as well as to fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly, and General Partners’ administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by the following Commodity Trading Advisors (CTAs): John W. Henry & Company, Inc. (JWH), and Welton Investment Corporation (Welton).

Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the month-end net asset value of the Partnership under its management and an incentive fee of 15% of the Partnership’s net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net asset value and to increase the incentive fee to 20% of the net trading profits.

Under signed agreement, prior to October 1, 2000, Welton received a monthly management fee of 1/12 of 3% of the month-end net asset value of the Partnership under its management and an incentive fee of 18% of the Partnership’s net trading profits, if any, attributable to its management. Effective October 1, 2000, the agreement with Welton was changed to reduce the monthly management fee to Notes to Financial Statements 1/12 of 2% of the month-end net assets value and to increase the incentive fee to 20% of the net trading profits. The Partnership stopped using Welton as a CTA effective November 30, 2001.

The Partnership pays an annual administrative fee of 1.125% and 0.25% of the beginning of the year net asset value of the Partnership to IDSFC and CISI, respectively.

(4) Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0, $0, and $0 for the years that ended on December 31, 2002, 2001 and 2000 respectively, and is included in operating expenses in the statement of operations.

(5) Trading Activities and Related Risks

The Partnership’s investment in other commodity pools are recorded at fair value and are subject to the market and credit risks of financial instruments and commodity contracts held or sold short by those entities. The Partnership bears the risk of loss only to the extent of the market value of its respective investments.

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risks, which are the risks arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract. The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury bills deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash on deposit with an affiliated interbank market maker in connection with its trading of forward contracts. In the event of the interbank market maker’s insolvency, recovery of the Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, which is the risk of loss from counter party nonperformance.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

The notional amounts of open contracts on December 31, 2002, as disclosed in the Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the Partnership’s extent of involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the years that ended on December 31, 2002, 2001 and 2000 are reflected in the statements of operations and equal gains (losses) from trading, less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6) Investments in Other Commodity Pools

In December 2001, the Partnership invested in another commodity pool, IDS Managed Fund LLC (IDSMF). The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool.

Income (loss) is the net of the Partnership’s proportionate share of fees and expenses incurred or charged by IDSMF. During 2002, IDSMF charged monthly management fees of 1/12 of 2% of the Net Asset Value and a quarterly incentive fee of 20% of trading profits.

Investment value in IDSMF is based on the proportionate share of units the Partnership has in IDSMF at the end of each month. The Partnership’s risk of loss in its investee pool is limited to its investment. The Partnership may make additional contributions or withdrawals to its investment in IDSMF as of the last day of any month.

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, December 31, 2001	$ 10,804,549
Results of operations of IDSMF:
Revenues	2,883,235
Management and incentive fees	(784,831)
Other expenses	(352,449)

Net income before allocation to Limited Partners	1,745,955
Allocation to the other Limited Partner	(324,043)

Partnership's income from investment in IDSMF	1,421,912
Partnership's redemptions in IDSMF	(2,746,963)
(1,325,051)

Net Asset Value of the Partnership's investment in IDSMF, December 31, 2002	$ 9,479,498

The following table is a summary of IDSMF's net assets, at December 31, 2002.

	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions
Interest rates	398	$61,807,842	776,303
Agriculture	148	1,568,456	102,260
Energy	106	3,641,000	(79,300)
Metals	128	4,097,897	(20,143)
		71,115,195	779,120
Forward positions:
Currencies	18	40,429,943	1,382,622
Total long positions		$111,545,138	2,161,742

Short positions
Futures positions
Interest Rates	69	$14,516,277	(5,086)
Metals	78	2,140,606	(64,937)
Indices	11	392,224	18,766
		17,049,107	(51,257)

Forward positions:
Currencies	7	24,484,973	(770,007)
Total short positions		$41,534,080	(821,264)
Total open contracts			$1,340,478
Cash on deposit with brokers			10,608,170
Other assets in excess of Liabilities			(236,051)
Net assets of the investee pool			$11,712,597
Allocation for other limited partner's investment			(2,233,099)
Net assets of Partnership's investment in IDSMF, December 31, 2002			$9,479,498

(7) Financial Highlights

The following financial highlights show the Partnership’s financial performance for the period that ended on December 31, 2002. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period — a percentage change in the net asset value from December 31, 2001 to December 31, 2002. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return	31.48%
Ratio to Average net assets: Net profit	28.22%
Expenses: Expenses	4.92%
Incentive fees	4.96%
Total expenses	9.88%

The net profit and expense ratios are computed based upon the weighted average net assets for the Partnership for the period that ended on December 31, 2002. The net gain and operating expenses ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES, L.P. Condensed Schedule of Investments December 31, 2002

	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (3.49%)
Interest rates	942	$176,528,288	955,437
Metals	230	7,954,475	125,046
Indices	13	256,620	(7,410)
		184,739,383	1,073,073
Forward positions (4.56%):
Currencies	9	71,318,669	1,400,432
Total long positions		$256,058,052	2,473,505

Short positions
Futures positions (-0.02%)
Interest Rates	0	$0	0
Indices	9	686,006	27,043
Metals	92	3,164,231	(33,144)
		3,850,237	(6,101)

Forward positions (-1.43%):
Currencies	5	21,398,178	(438,536)
Total short positions		$25,248,415	(444,637)
Total open contracts (6.6%)			$2,028,869
Cash on deposit with brokers (63.3%)			19,456,264
Investment in other commodity pools (30.84%)			9,479,499
Other assets in excess of Liabilities (-0.74%)			(226,228)
Net assets (100.0%)			$30,738,404

See accompanying independent auditors' report

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

Shaun D. O'Brien
Chief Financial Officer, CIS Investments, Inc.,
One of the General Partners and Commodity Pool Operators of
IDS Managed Futures, L.P.