Form 10-Q
period 2003-03-31
IDS MANAGED FUTURES L P
filed 2003-05-15
CIK 809061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

The number of units outstanding, as of March 31, 2003, are 79,449.25.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition
Statements of Operations
Statement of Changes in Partners’ Capital
Notes to Financial Statements
Schedule of Investments

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Internal Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBIT 99

FORM 10-K DECEMBER 31, 2002

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 3/31/03	Year to Date Ended 3/31/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 3/31/02	Year to Date Ended 3/31/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES, L.P.
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	Mar. 31, 2003	Dec 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$24,213,418	$19,456,264
Unrealized loss (gain) on open futures contracts	(452,227)	2,028,869
Investment in other commodity pools	9,532,062	9,479,498

	33,293,252	30,964,631

Interest Receivable	20,107	18,612
Prepaid General Partner fees	316,990	0
Receivable from other commodity pools	201,470	157,700

Total Assets	33,831,820	31,140,943

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	10,098	17,677
Accrued exchange, clearing and NFA fees	40	168
Accrued management fee	39,865	35,782
Accrued incentive fee	342,096	0
Accrued operating expenses	28,256	38,000
Redemptions payable	395,940	310,912

Total liabilities	816,295	402,539

Partners' Capital:
Limited partners (77,619.83 units outstanding at March 31, 2003, 80,114.46 units outstanding at December 31, 2002)	32,255,301	30,052,162
General partners (1,829.41 units outstanding at March 31, 2003, 1,829.41 units outstanding at December 31, 2002)	760,224	686,242

Total parters' capital	33,015,525	30,738,404

Total liabilities and partners' capital	$33,831,820	$31,140,943

Net asset per outstanding unit of parternship interest	$415.55	$375.12

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
STATEMENTS OF OPERATIONS
(unaudited)

	Jan. 1, 2003 through March 31, 2003	Jan. 1, 2002 through Mar. 31, 2002
Revenues:
Gain (loss) on trading of:
Realized gain (loss) on closed positions	$5,651,553	$(978,531)
Change in unrealized loss on open contracts	(2,481,094)	(841,928)
Interest Income	56,250	59,126
Income from investment in other commodity pools	797,475	(464,180)
Foreign currency transaction gain(loss)	13,827	(19,070)
Total revenues	4,038,011	(2,244,583)

Expenses:
Commissions	125,970	138,604
Exchange, clearing and NFA fees	1,050	2,092
Management fees	121,419	79,465
Incentive fees	349,363	0
General Partner fee to IDS Futures Corp. and CISI	105,663	96,077
Operating expenses	9,500	9,600

Total expenses	712,965	325,838

Net profit (loss)	$3,325,046	$(2,570,421)

Profit (loss) per unit of partnership interest	$40.43	$(26.67)

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2003 through March 31, 2003
(unaudited)

	Units*	Limited Partners	General Partners	Total

Balance at December 31, 2002	80,114.46	$30,052,161	$686,242	$30,738,403

Net profit		3,251,064	73,982	3,325,046

Redemptions	(2,494.63)	(1,047,925)	0	(1,047,925)

Balance at March 31, 2003	77,619.83	$32,255,301	$760,224	$33,015,525

Net asset value per unit January 1, 2003		375.12	375.12

Net profit per unit		40.43	40.43

Net asset value per unit March 31, 2003		$415.55	$415.55

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

Units of the Partnership representing an additional investment of $80,000,000 were offered through April 30, 2001 by American Express Financial Advisors, Inc. (AEFA Advisors), formerly IDS Financial Services Inc. By March 31, 2003, a total of 239,274.23 units representing a total investment of $66,263,938 of limited partnership interest had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 2,883.57 additional units representing a total investment of $560,110. Selling commissions and organizational and offering expenses of $6,133,679 were paid by the new limited partners. See the IDS Managed Futures, L.P. prospectus dated April 11, 2000, as supplemented January 1, 2001, for further details concerning the offerings. Commencing May 1, 2001, the Partnership no longer accepts new investors.

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

Commissions

The partnership pays ICS commissions on trades executed on its behalf at a rate of 17.50 per half turn contract. The Partnership pays this commission directly to CIS and CISFS, and CIS then reallocates the appropriate portion to AEFA Advisors.

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

(3)     Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly, and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH).

Under signed agreement, JWH receives a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management.

The Partnership pays an annual administrative fee of 1.125% and .25% of the beginning of the year NAV of the Partnership to IDSFC and CISI, respectively.

(4)     Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended March 31, 2003 and 2002 and is included in operating expenses in the statements of operations.

(5)     Trading Activities and Related Risks

The Partnership’s investment in other commodity pools are recorded at fair value and are subject to the market and credit risks of financial instruments and commodity contracts held or sold short by those entities. The Partnership bears the risk of loss only to the extent of the market value of its respective investments.

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively derivatives). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures contracts and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CE Act) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash on deposit with an affiliated interbank market maker in connection with its trading of forward contracts. In the event of the interbank market maker’s insolvency, recovery of the Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk.

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

The notional amounts of open contracts at March 31, 2003, as disclosed in the Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the quarter ended March 31, 2003 and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6)     Financial Statement Preparation

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (SEC) on March 31, 2003, as part of its Annual Report on Form 10-K.

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

Income (loss) is net of the Partnership’s proportionate share of fees and expenses incurred or charged by IDSMF. During 2003, IDSMF charged monthly management fees of 1/12 of 2% of the NAV and a quarterly incentive fee of 20% of trading profits and paid such amounts to Sunrise Capital Partners, LLC (Sunrise), the sole CTA.

Investment value in IDSMF is based on the proportionate share of units the partnership has in IDSMF at the end of each month. The Partnership’s risk of loss in its investee pool is limited to its investment. The Partnership may make additional contributions to or withdrawals from its investment in IDSMF as of the last day of any month.

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, December 31, 2002	$9,479,498
Results of operations of IDSMF:
Revenues	1,225,403
Management and Incentive Fees	(176,824)
Other expenses	(63,995)

Net Income before allocation to Limited Partners	984,584
Allocation to the Other Limited Partners	187,108

Partnership's income from investment in IDSMF	797,475

Partnership's redemptions in IDSMF	(744,911)

Net Asset Value of the Partnership's Investment in IDSMF, March 31, 2003	9,532,062

(8)     Financial Highlights

The following financial highlights show the Partnership’s financial performance for the three-month period ended March 31, 2003. Total return is calculated as the change is a theoretical beneficial owner’s investment over the entire period a percentage change in the net asset value from December 31, 2002 to March 31, 2003. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fee	11.86%
Incentive fee allocation	-1.08%
Total Return	10.78%

Ratio to average net assets:
Net income	7.82%

Expenses:
Expenses	1.12%
Incentive fees	1.08%

Total expenses	2.20%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the three-month period ended March 31, 2003. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES, L.P.
Schedule of Investments
March 31, 2003

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-1.20%)
Interest rates	126	$47,564,992	$66,656
Metals	288	9,912,631	(462,445)
Idices	0	0	0
		57,477,623	(395,789)
Forward positions (1.26%)
Currencies	11	44,486,813	416,905
Total long positions		$101,964,436	$21,116

Short positions
Futures positions (0.98%)
Interest Rates	322	$25,651,451	$(225,797)
Metals	409	14,124,304	368,016
Indices	98	5,330,186	180,141
		45,105,941	322,360

Forward positions (-2.41%)
Currencies	14	51,530,478	(795,703)
Total short positions		$96,636,419	$(473,343)

Total open contracts (-1.37%)			$(452,227)
Cash on deposit with brokers (73.34%)			24,213,418
Investment in other commodity pools (28.87%)			9,532,063
Other assets in excess of liabilities (-0.84%)			(277,729)
Net assets (100%)			$33,015,525

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended March 31, 2003

The Partnership recorded a net profit of $3,325,047 or $40.43 per unit in the first quarter of 2003. As of March 31, the Partnership has gained 10.78% for the first quarter.

In January, the currency sector supplied most of the month’s gain. Non-dollar trading had the largest effect on performance. The Partnership’s long Euro, short Yen position was the most profitable position in this sector capitalizing on the very slow growth rate of Japan. Additional gains were made in the long U.S. dollar, short Yen position as well as the Swiss Franc. The steady slowing of the world’s economies fueled the decline of worldwide interest rates. Positions denominated in Euro and Yen were the most profitable. Gains were also posted in the British and U.S. markets. The energy portfolio of the Partnership was positive despite a small allocation to this sector. The uncertainty of the Middle East cast a dark shadow over all markets. The remainder of the market sectors traded had little impact on performance. Overall, the Partnership recorded a gain of $3,319,302 or $40.50 per unit in January.

The Partnership continued its positive performance in February. The impending war with Iraq, slowing global economies, a weaker U.S. dollar and high energy prices became a recurring theme in the quarter. The currency sector was unchanged in February. The long Euro, short British pound position had the best return of the sector. The Australian dollar and the Swiss franc also performed well. The Japanese yen and the British pound suffered the largest losses due to the sharp reversal from January’s rally. All geographic components of the interest rate sector posted positive results as money market and bond yields worldwide continued to move lower. Notable returns were achieved in the Euro Bund, the U.S. 30-year and 10-year bonds and the Japanese Government bond. The energy sector was the second-best performing sector for the month. The highest returns came from London gas oil and NYMEX natural gas. Gold prices dropped $40 after the German Bundesbank announced that it had sold a portion of its gold reserves. This was the primary reason for negative performance from this sector. Overall, the Partnership recorded a gain of $1,497,771 or $18.49 per unit in February.

The Partnership closed lower in March as the war in Iraq created volatile moves in the world’s financial and commodity markets. Nearly all markets traded in the interest rate sector were negative as a whipsaw action in the U.S. dollar and interest rates led to losses. This was due to disappointing news in the progress of the war in Iraq. The nearly 35% rise in crude oil since mid-December was erased in just over one week’s time immediately before the start of the war. This caused negative performance in the energy sector. The metal and agricultural sectors had little impact on performance. The stock index sector was the only positive performer for the month. The Partnership recorded a loss of $1,492,026 or $18.56 per unit in March.

In early March, out of concern for heightened volatility in global markets, JWH reduced the Partnership’s exposure to all markets traded but continued to follow its disciplined trading approach. Normal market leverage will resume when it is deemed appropriate.

During the quarter, investors redeemed a total of 2,494.63 units. At the end of the quarter there were 79,449.25 units outstanding (including 1,829.41 units owned by the General Partners).

During the fiscal quarter ended March 30, 2003, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Partnership dated December 31, 2002.

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

PART II - OTHER INFORMATION

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

Date: May 14, 2003

By:	CIS Investments, Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director
(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

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

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. May 14, 2003

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

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. May 14, 2003