Form 10-Q
period 2003-06-30
IDS MANAGED FUTURES L P
filed 2003-08-13
CIK 809061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

The number of units outstanding, as of June 30, 2003, is 75,626.83.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition
Statements of Operations
Statement of Changes in Unitholders’ Capital
Notes to Financial Statements
Schedule of Investments
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Internal Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS

EXHIBIT 99
FORM 10-K DECEMBER 31, 2002

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 6/30/03	Year to Date Ended 6/30/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 6/30/02	Year to Date Ended 6/30/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES, L.P.
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30, 2003	Dec 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$25,133,567	$19,456,264
Unrealized loss (gain) on open futures contracts	(857,131)	2,028,869
Investment in other commodity pools	8,849,885	9,479,498

	33,126,321	30,964,631

Interest Receivable	17,162	18,612
Prepaid General Partner fees	211,327	0
Receivable from other commodity pools	260,152	157,700

Total Assets	33,614,961	31,140,943

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	18,450	17,677
Accrued exchange, clearing and NFA fees	140	168
Accrued management fee	40,616	35,782
Accrued incentive fee	302,779	0
Accrued operating expenses	25,387	38,000
Redemptions payable	517,553	310,912

Total liabilities	904,925	402,539

Partners' Capital:
Limited partners (73,797.41 units outstanding at June 30, 2003, 80,114.46 units outstanding at December 31, 2002)	31,918,778	30,052,162
General partners (1,829.41 units outstanding at June 30, 2003, 1,829.41 units outstanding at December 31, 2002)	791,259	686,242

Total parters' capital	32,710,036	30,738,404

Total liabilities and partners' capital	$33,614,961	$31,140,943

Net asset per outstanding unit of parternship interest	$432.52	$375.12

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
STATEMENTS OF OPERATIONS
(unaudited)

	Apr. 1, 2003 through June 30, 2003	Jan. 1, 2003 through June 30, 2003	Apr. 1, 2002 through June 30, 2002	Jan. 1, 2002 through June 30, 2002
Revenues:
Gain (loss) on trading of:
Realized gain on closed positions	$2,216,977	$7,868,530	$2,658,646	$1,680,115
Change in unrealized loss (gain) on open contracts	(404,905)	(2,885,999)	$3,337,598	$2,495,670
Interest Income	56,358	112,610	$54,974	$114,100
Income from investment in other commodity pools	154,442	951,917	1,418,211	954,031
Foreign currency transaction gain	78,701	92,528	62,448	43,378
Total revenues	2,101,574	6,139,586	7,531,877	5,287,294

Expenses:
Commissions	192,401	318,371	153,643	292,247
Exchange, clearing and NFA fees	1,176	2,226	1,458	3,550
Management fees	123,703	245,122	83,448	162,913
Incentive fees	313,749	663,111	288,904	288,904
General partners fee to IDS Futures Corp. and CISI	105,663	211,326	96,077	192,154
Operating expenses	9,500	19,000	9,506	19,106

Total expenses	746,192	1,459,157	633,036	958,874

Net profit	$1,355,381	$4,680,429	$6,898,841	$4,328,420

Profit per unit of partnership interest	$16.97	$57.40	$76.22	$49.55

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2003 through June 30, 2003
(unaudited)

	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2003	80,114.46	$30,052,159	$686,244	$30,738,403

Net profit		4,575,414	105,015	4,680,429

Redemptions	(6,317.05)	(2,708,795)	0	(2,708,795)

Partners' capital at June 30, 2003	73,797.41	$31,918,778	$791,259	$32,710,036

Net asset value per unit January 1, 2003		375.12	375.12

Net profit per unit		57.40	57.40

Net asset value per unit June 30, 2003		$432.52	$432.52

* Units of Limited Partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Units of the Partnership representing an additional investment of $80,000,000 were offered through April 30, 2001 by American Express Financial Advisors, Inc. (AEFA Advisors), formerly IDS Financial Services Inc. By May 1, 2001, a total of 239,274.23 units representing a total investment of $66,263,938 of limited partnership interests had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 2,883.57 additional units representing a total investment of $560,110. Selling commissions and organizational and offering expenses of $6,133,679 were paid by the new limited partners. See the IDS Managed Futures, L.P. prospectus dated April 11, 2000, as supplemented January 1, 2001, for further details concerning the offerings.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain (loss) on open futures contracts in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

Commissions

The partnership pays CIS commissions on trades executed on its behalf at a rate of $17.50 per half turn contract. The Partnership pays this commission directly to CIS and CISFS, and CIS then reallocates the appropriate portion to AEFA Advisors.

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

Under signed agreement, JWH receives a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. For the periods ending June 30, 2003 and 2002, JWH was managing approximately 70% of the Partnership’s assets while Sunrise was indirectly managing 30% of the Partnership’s assets.

The Partnership pays an annual administrative fee of 1.125% and .25% of the beginning of the year NAV of the Partnership to IDSFC and CISI, respectively.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended June 30, 2003 and 2002 and is included in operating expenses in the statements of operations.

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

The notional amounts of open contracts at June 30, 2003, as disclosed in the Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the quarter ended June 30, 2003 and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

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

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, December 31, 2002	$9,479,498
Results of operations of IDSMF:
Revenues	1,574,027
Management and incentive fees	(276,946)
Other expenses	(122,659)

Net Income before allocation to limited partners	1,174,422
Allocation to the other limited partners	222,506

Partnership's income from investment in IDSMF	951,917

Partnership's redemptions in IDSMF	(1,581,531)

Net asset value of the Partnership's investment in IDSMF, June 30, 2003	8,849,884

(8)   Financial Highlights

The following financial highlights show the Partnership’s financial performance for the six-month period ended June 30, 2003. Total return is calculated as the change is an aggregate limited partners’ investment over the entire period a percentage change in the net asset value from December 31, 2002 to June 30, 2003 and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fee	17.17%
Less incentive fee allocation	1.87%
Total Return	15.30%

Ratio to average net assets:
Net income	11.22%

Expenses:
Expenses	2.40%
Incentive fees	2.00%

Total expenses	4.40%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the six-month period ended June 30, 2003. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES, L.P.
Schedule of Investments
June 30, 2003

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-2.28%)
Interest rates	873	$127,177,074	$(618,589)
Metals	250	8,906,541	(257,980)
Indices	134	7,667,549	130,707
		143,751,164	(745,862)
Forward positions (-2.00%)
Currencies	17	68,209,318	(653,338)
Total long positions		$211,960,482	$(1,399,200)

Short positions
Futures positions (0.32%)
Interest Rates	117	$50,668,385	$163,973
Metals	176	6,263,956	(59,951)
		56,932,341	104,022

Forward positions (1.34%)
Currencies	15	42,935,332	438,047
Total short positions		$99,867,673	$542,069

Total open contracts (-2.62%)			$(857,131)
Cash on deposit with brokers (76.84%)			25,133,567
Investment in other commodity pools (27.06%)			8,849,885
Other assets in excess of liabilities (-1.27%)			(416,285)
Net assets (100%)			$32,710,036

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter ended June 30, 2003

The Partnership recorded a net profit of $1,355,381 or $16.97 per unit in the second quarter of 2003.

IDS Managed Futures, L.P. began the quarter with gains in April and a strong May but closed lower in June. Overall, it ended the quarter in positive territory. On June 30, 2003, JWH was managing 73% of the Partnership’s assets while Sunrise was indirectly managing 27% of the Partnership’s assets.

The Partnership ended April in positive territory as the swift victory in Iraq impacted markets worldwide. The currency sector was primarily responsible for the Partnership’s gain in April. The initial enthusiasm for the U.S. dollar in a post-Iraqi war world gave way to bleak fundamentals. The U.S. deficit continued to weigh heavily on the Dollar. Non-Dollar trading had the largest effect on trading profits, specifically, the long Euro/short Yen, long Euro/short British pound, and the long Australian dollar positions. The interest rate sector was positive largely due to a long position in the Japanese 10-year Government bond. The stock index position was down slightly. Most equity markets rallied around the world, encouraged by the quick end to major conflict in Iraq. Energies were marginally positive in April. The fewer than expected oil field fires in Iraq put considerable downward pressure on the price per barrel. Natural gas rallied most of the month on weather related issues and storage deficits. Contrary to the Partnership’s position, gold rallied in early April in expectation of the next inflationary cycle. This led to negative performance in the metal sector. Agricultural products were slightly profitable for the month. In response to the conclusion of the major fighting in the Iraqi war, JWH did resume full leverage in the trading program effective April 10. The decision to reduce exposure to all markets during the Iraqi conflict proved to be beneficial for investors. Overall, the Partnership recorded a gain of $311,808 or $3.92 per unit in April.

The Partnership also posted positive results for the month of May. Currencies were the best performing sector for May due mainly to the weakening of the U.S. dollar. Investments in the fixed income sector were positive for the month of May, as yields continued to trend lower.  The biggest contributors were the Euro Bunds, U.S. 30-year Bonds, Japanese Government 10-year Bonds, and the U.S. 10-year Notes.  Stock indices were negative for May due primarily to the poor performance in the Japanese Osaka Nikkei Index.  The Nasdaq E-Mini 100 Index turned in the best performance for this sector.  Energies posted negative results in May.  All crude and crude-related products were down as a result of the markets rallying due to short supply factors.  The only positive component in this sector was natural gas. Agricultural products were negative for May. The largest detractors were corn and New York coffee, while the largest positive contributor was cotton. Metals were slightly down for May.  Losses occurred in copper, silver and aluminum. Only gold managed to perform in positive territory. Overall, the Partnership recorded a gain of $2,585,417 or $33.11 per unit in May.

Overall, the Partnership was down in June, which started out as a promising month, but turned abruptly negative during the last two weeks. Two trends that were reestablished after the Iraqi War -- a weakening Dollar and falling global interest rates -- reversed course sharply as hints of improving economic times forced the liquidation of large positions in fixed income and currency markets. Currencies suffered the largest sector loss in June, due to the late month strengthening of the U.S. dollar. Stock indices were the only sector to register positive returns for the month of June. Fixed income investments incurred the second largest sector loss for June. The largest losses were registered in the Japanese 10-year Government Bonds, Euro Bunds and the U.S. 30-year Bonds. Crude oil was up for the month despite volatile trading. Prices were buoyed by a downshift in OPEC output and the concerns over Tropical Storm Bill hitting the Gulf coast. Overall, however, the energy sector was down for June. The metals sector was down in June, primarily due to the poor performance of gold. Agricultural products were down for the month. All of the other parts of this group had negligible results. The Partnership recorded a loss of $1,541,844 or $20.07 per unit in June.

During the quarter, investors redeemed a total of 2,822.42 units. At the end of the quarter there were 75,626.82 units outstanding (including 1,829.41 units owned by the General Partners).

During the fiscal quarter ending June 30, 2003, the Partnership had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2002

The Partnership posted a gain of $6,898,841 or $76.22 per unit for the second quarter of 2002.

Performance throughout the quarter was strong. Powerful trends in the currency sector propelled performance higher. On June 30, 2002, JWH was managing 65% of the Partnership’s assets while Sunrise was indirectly managing 35% of the Partnership’s assets.

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

The currency sector paved the way for strong performance in May. The U.S. dollar continued to weaken against most major currencies, most notably the Euro, the Japanese yen and the Swiss franc, providing strong profits. Trends in the currency markets were aided by the U.S. Treasury’s “stand aside” approach on the Dollar policy and the Bank of Japan’s failed intervention attempts. The Australian dollar continued to rise as the currency linked to physical commodities, due to expectation of higher global inflation. The Partnership’s long Euro versus short Japanese yen position was also profitable. The stock index sector registered modest gains during May, primarily due to the German DAX. The steepening U.S. yield curve allowed long positions in the 2, 5 and 10 year bonds to accrue profits. The Japanese government bond provided the largest profit as it continued to climb. Losses were absorbed in the Australian and European interest rate markets. The metals sector was also positive for the month. Profits in long gold positions more than offset losses in industrial and base metals. All in all, the Partnership recorded a gain of $1,990,163 or $21.72 per unit in May.

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

The Partnership continued its positive performance in February. The impending war with Iraq, slowing global economies, a weaker U.S. dollar and higher energy prices became a recurring theme in the quarter. The currency sector was unchanged in February. The long Euro, short British pound position had the best return of the sector. The Australian dollar and the Swiss franc also performed well. The Japanese yen and the British pound suffered the largest losses due to the sharp reversal from January’s rally. All geographic components of the interest rate sector posted positive results as money market and bond yields worldwide continued to move lower. Notable returns were achieved in the Euro Bund, the U.S. 30-year and 10-year bonds and the Japanese Government bond. The energy sector was the second-best performing sector for the month. The highest returns came from London gas oil and NYMEX natural gas. Gold prices dropped $40 after the German Bundesbank announced that it had sold a portion of its gold reserves. This was the primary reason for negative performance from this sector. Overall, the Partnership recorded a gain of $1,497,771 or $18.49 per unit in February.

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

Performance throughout the quarter was disappointing. Volatile Japanese markets were the primary source of performance problems. On March 30, 2002, JWH was managing 60% of the Partnership’s assets while Sunrise was indirectly managing 40% of the Partnership’s assets.

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

Item 4. Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s President and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of CISI’s have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
Certifications of Principal Executive Officer
Certifications of Principal Financial Officer
Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES, L.P.

Date: August 13, 2003

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

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. August 13, 2003

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

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. August 13, 2003