Form 10-Q
period 2004-03-31
IDS MANAGED FUTURES L P
filed 2004-05-17
CIK 809061

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

The number of units outstanding, as of March 31, 2004, is 67,290.34.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition (unaudited)
Statements of Operations (unaudited)
Statement of Changes in Unitholders’ Capital (unaudited)
Notes to Financial Statements
Condensed Schedule of Investments (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

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
EXHIBIT 32.01 - Section 1350 Certification

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2004 and the additional time frames as noted:

	Fiscal Quarter Ended 03/31/04	Year to Date Ended 03/31/04	Fiscal Year Ended 12/31/03	Fiscal Quarter Ended 03/31/03	Year to Date Ended 03/31/03

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statements of Changes in Partners' Capital		X

Notes to Financial Statements	X

IDS MANAGED FUTURES, L.P.
STATEMENTS OF FINANCIAL CONDITION

	Mar. 31, 2004	Dec. 31, 2003
	(unaudited)
Assets
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$22,917,725	$21,891,857
Unrealized (loss) gain on open contracts	(285,442)	1,253,021
Investment in other commodity pools	8,607,618	8,402,085

	31,239,901	31,546,963

Interest Receivable	16,404	13,919
Prepaid General Partners fee	320,468	0
Redemptions receivable from other commodity pools	233,681	343,520

Total Assets	31,810,454	31,904,402

Liabilities and Partners' Capital
Liabilities:
Accrued commissions	23,473	16,284
Accrued exchange, clearing and NFA fees	318	345
Accrued management fees	37,947	38,540
Accrued incentive fees	77,447	49,765
Accrued operating expenses	34,555	38,000
Redemptions payable	466,417	685,784

Total liabilities	640,157	828,718

Partners' Capital:
Limited partners (65,460.93 units outstanding at March 31, 2004, 68,031.46 units outstanding at December 31, 2003)	30,322,876	30,261,921
General Partners (1,829.41 units outstanding at March 31, 2004 and December 31, 2003)	847,421	813,763

Total parters' capital	31,170,297	31,075,684

Total liabilities and partners' capital	$31,810,454	$31,904,402

Net asset value per outstanding unit of parternship interest	$463.22	$444.82

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
STATEMENTS OF OPERATIONS
(unaudited)

	Jan. 1, 2004 through Mar. 31, 2004	Jan. 1, 2004 through Mar. 31, 2004	Jan. 1, 2003 through Mar. 31, 2003	Jan. 1, 2003 through Mar. 31, 2003
Revenues:
Gain (loss) on trading of:
Realized gain on closed positions	$2,206,945	$2,206,945	$5,651,553	$5,651,553
Change in unrealized loss on open contracts	(1,538,462)	(1,538,462)	(2,481,094)	(2,481,094)
Interest income	44,939	44,939	56,250	56,250
Income from investment in other commodity pools	1,022,336	1,022,336	797,475	797,475
Foreign currency transaction gain	9,647	9,647	13,827	13,827

Total revenues	1,745,405	1,745,405	4,038,011	4,038,011

Expenses:
Commissions	138,886	138,886	125,970	125,970
Exchange, clearing and NFA fees	1,274	1,274	1,050	1,050
Management fees	117,870	117,870	121,419	121,419
Incentive fees	83,070	83,070	349,363	349,363
Administrative fees	106,823	106,823	105,663	105,663
Operating expenses	9,500	9,500	9,500	9,500

Total expenses	457,423	457,423	712,965	712,965

Net income	$1,287,982	$1,287,982	$3,325,046	$3,325,046

PROFIT PER UNIT OF PARTNERSHIP INTEREST	$18.40	$18.40	$40.43	$40.43

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
From January 1, 2004 through March 31, 2004
(unaudited)

	Units*	Limited Partners	General Partners	Total

Partners' capital at January 1, 2004	68,031.46	$30,261,921	$813,763	$31,075,684

Net profit		1,254,324	33,658	1,287,982

Redemptions	(2,570.53)	(1,193,369)	0	(1,193,369)

Partners' capital at March 31, 2004	65,460.93	$30,322,876	$847,421	$31,170,297

Net asset value per unit January 1, 2004		444.82	444.82

Net profit per unit		18.40	18.40

Net asset value per unit March 31, 2004		$463.22	$463.22

* Units of limited partnership interest.

See accompanying notes to financial statements.

IDS MANAGED FUTURES, L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

Units of the limited partnership interest representing an investment of $80,000,000 were offered through April 30, 2001 by American Express Financial Advisors, Inc. (AEFA Advisors), formerly IDS Financial Services Inc. By May 1, 2001, a total of 239,274.23 units representing a total investment of $66,263,938 of limited partnership interests had been sold in the combined offerings. During the offerings, the General Partners purchased a total of 2,883.57 additional units representing a total investment of $560,110. Selling commissions and organizational and offering expenses of $6,133,679 were paid by the new limited partners. Refer to the IDS Managed Futures, L.P. prospectus dated April 11, 2000, as supplemented January 1, 2001, for further details concerning the offerings. Commencing May 1, 2001, the Partnership no longer accepts new investors.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains on open futures contracts reflected in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts, and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

Under signed agreement, JWH receives a monthly management fee of 1/12 of 2% of the month-end NAV of the Partnership under its management and an incentive fee of 20% of the Partnership’s new trading profits, if any, attributable to its management. For the periods ending March 31, 2004 and 2003, JWH was managing approximately 72% of the Partnership’s assets while Sunrise Capital Partners, LLC was indirectly managing 28% of the Partnership’s assets.

The Partnership pays an annual administrative fee of 1.125% and .25% of the beginning of the year NAV of the Partnership to IDSFC and CISI, respectively.

(4) Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on such partner’s pro rata share of the profits or losses of the Partnership. The Partnership is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Partnership. Such tax amounted to $0 for the quarters ended March 31, 2004 and 2003 and is included in operating expenses in the statements of operations.

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

The notional amounts of open contracts at March 31, 2004, as disclosed in the Condensed Schedule of Investments, do not represent the Partnership’s risk of loss due to market and credit risk, but rather represent the extent of the Partnership’s involvement in derivatives at the date of the statements of financial condition.

Net trading results from derivatives for the quarter ended March 31, 2004 and 2003, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments.

(6) Investments in Other Commodity Pools

In December 2001, the Partnership invested in another commodity pool, IDS Managed Fund LLC (IDSMF). The investment is subject to the terms of the respective advisory contract and other agreements of this commodity pool.

Income (loss) is net of the Partnership’s proportionate share of fees and expenses incurred or charged by IDSMF. During 2004, IDSMF charged monthly management fees of 1/12 of 2% of the NAV and a quarterly incentive fee of 20% of new trading profits and paid such amounts to Sunrise Capital Partners, LLC, the sole Commodity Trading Advisor (CTA).

Investment value in IDSMF is based on the proportionate share of units the Partnership has in IDSMF at the end of each month. The Partnership’s risk of loss in its investee pool is limited to its investment. The Partnership may make additional contributions to or withdrawals from its investment in IDSMF as of the last day of any month.

Summarized information reflecting the Partnership’s investment in, and the operations of, the investee pool is as shown in the following table.

Investment in IDSMF, January 1, 2004	$8,402,085
Results of operations of IDSMF:
Revenues	1,740,605
Management and incentive fees	(380,076)
Other expenses	(46,852)

Net income before allocation to limited partners	1,313,677
Allocation to the other limited partners	291,341

Partnership's income from investment in IDSMF	1,022,336

Partnership's redemptions in IDSMF	(816,803)

Net asset value of the Partnership's investment in IDSMF, March 31, 2004	8,607,618

The following table is a summary of IDSMF’s net assets, at March 31, 2004.

	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (7.52%)
Agriculture	87	2,050,205	233,438
Energy	74	2,646,240	(28,580)
Interest rates	158	$19,578,962	241,238
Metals	104	4,134,776	340,616
Indices	28	2,504,333	45,094

		30,914,516	831,806
Forward positions (1.29%)
Currencies	24	7,914,980	142,346

Total long positions		$38,829,496	974,152

Short positions
Futures positions (0.06%)
Agriculture	15	$465,750	21,830
Metals	22	745,131	(14,878)

		1,210,881	6,952

Forward positions (-1.59%)
Currencies	11	5,028,138	(175,762)

Total short positions		$6,239,019	(168,810)

Total open contracts (7.28%)			$805,342
Cash on deposit with brokers (98.73%)			10,921,106
Other assets in excess of liabilities (-6.01%)			(664,652)

Net assets (100%)			$11,061,796

(7) Financial Highlights

The following financial highlights show the Partnership’s financial performance for the three-month period ended March 31, 2004. Total return is calculated as the change in a theoretical limited partners’ investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total Return:
Total return before incentive fees	4.34%
Less incentive fee allocation	0.21%
Total Return	4.13%

Ratio to average net assets:
Net income	4.08%

Expenses:
Expenses	1.19%
Incentive fees	0.26%

Total expenses	1.45%

The net income and expense ratios are computed based upon the weighted average net assets for the Partnership for the three-month period ended March 31, 2004 and are not annualized. Ratios do not reflect income or expenses related to investment in other commodity pools.

IDS MANAGED FUTURES, L.P.
Condensed Schedule of Investments
March 31, 2004
(unaudited)

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (3.35%)
Interest rates	986	$149,131,138	$766,606
Metals	144	6,959,948	139,893
Indices	40	4,511,064	137,976

		160,602,150	1,044,475

Forward positions (3.77%)
Currencies	26	61,601,054	1,174,515

Total long positions		$222,203,204	$2,218,990

Short positions
Futures positions (-0.61%)
Interest Rates	11	$14,497,591	$(46,855)
Metals	30	1,294,875	(55,125)
Indices	180	5,716,819	(87,413)

		21,509,285	(189,393)

Forward positions (-7.43%)
Currencies	19	63,671,768	(2,315,039)

Total short positions		$85,181,053	$(2,504,432)

Total open contracts (-0.92%)			$(285,442)
Cash on deposit with brokers (73.52%)			22,917,725
Investment in other commodity pools (27.61%)			8,607,618
Other assets in excess of liabilities (-0.21%)			(69,604)

Net assets (100%)			$31,170,297

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Partnership’s capital resources fluctuate based upon the redemption of units and the gains and losses of the Partnership’s trading activities. For the period-ended March 31, 2004, Limited Partners redeemed a total of 2,570.53 units for $1,193,368.99 and for the period-ended March 31, 2003, Limited Partners redeemed a total of 2,494.63 units for $1,047,924.

The Partnership’s involvement in the futures and forward markets exposes the Partnership to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Partnership – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Partnership is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Partnership’s commodity trading advisors (Advisors) monitor the Partnership’s trading activities and attempt to control the Partnership’s exposure to market risk by, among other things, refining their trading strategies, adjusting position sizes of the Partnership’s futures and forward contacts and re-allocating Partnership assets to different market sectors. The Partnership’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Partnership. The Partnership also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Partnership will be exposed to the credit risk of the other party to such trades.

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

During the fiscal period-ended March 31, 2004, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

(b) Liquidity

The Partnership’s net assets are held in brokerage accounts with CIS and CISFS. Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Partnership earned interest on 100% of the Partnership’s average monthly cash balance at a rate equal to 90% of the average yield on the 91-day U.S. Treasury bills issued during that month. For the period ended March 31, 2004, CIS had paid or accrued to pay interest of $44,939 to the Partnership and for the period ended March 31, 2003, CIS had paid or accrued to pay interest of $56,252 to the Partnership.

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

The performance summaries set forth below outline certain major price trends which the Advisors’ programs have identified for the Partnership during the first quarter of fiscal years 2004 and 2003. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Advisors will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended March 31, 2004

The Partnership recorded a profit of $1,287,982 or $18.40 per unit for the first quarter of 2004. Performance throughout the quarter was strong. On March 31, 2004, JWH was managing 72% of the Partnership’s assets while Sunrise was managing 28% of the Partnership’s assets.

Although the markets were volatile, the Partnership was positive in January with many of the long-term trends remaining intact during the month. The declining U.S. dollar continued against most major currencies during the first half of the month. Following comments made both by the Federal Reserve Board regarding possible interest rate increases and the European Central Bank alluding to possible intervention in the currency markets, the U.S. dollar strengthened significantly against most currencies. The long Japanese yen and British pound positions made the greatest contribution to profits. This sector was the best performer during January.

Base metals continued to perform well as prices escalated due to the strong demand from China. Copper, aluminum and silver were profitable.

Because of an unusually high level of weather-related demand, tight U.S. inventories, and OPEC agreeing to cut production, crude oil was one of the most profitable markets in February. The fixed income sector was also a top performer. Interest rates continued to move lower in the U.S., Europe, and Asia as inflation remained low in all three regions. The most profitable positions were Euro bunds, Japanese 10-year bond, and the U.S. 10-year notes and 30-year bonds

Despite a high level of volatility, the currency sector was also profitable for the month. The U.S. dollar began to make an upside breakout due to speculation that the Federal Reserve would raise interest rates if the U.S. economy continues to improve. The best performing positions were: Euro/Pound cross, long positions in British pounds versus Yen, the Euro and the Swiss franc.

The metals sector also contributed to profitability with copper leading the way followed by silver and aluminum. All were driven by strong demand, dollar weakness and declining inventories.

The supply situation was favorable for grains as well with unusually tight inventories sending corn and bean prices to new contract highs.

March was a particularly challenging month. Terrorist activities in Spain and heightened tensions in the Middle East kept those looking for investment opportunities on the sideline. The agricultural sector was the best performer for the month led by grains, whose prices rose based on a surge in export demand, followed by a drop in cotton prices based on USDA reports that sales are slowing.

In precious metals both gold and silver extended their gains as demand continued to rise and despite the U.S. dollar strengthening. Silver was the best performer overall, reaching a 17 year high of $8.30 an ounce. Base metals experienced a period of consolidation and remained within a road and volatile trading range as the market weighed information that China’s appetite may be waning.

Geopolitical risk and OPEC’s production cut helped crude oil and related products retain lofty price levels. Natural gas had the highest gain for the sector followed by crude oil.

The unprofitable currency sector was dominated by the action in the Japanese yen, orchestrated by the Bank of Japan which intervened in the foreign exchange market by buying over $40 billion U.S. dollars/selling Japanese yen. Most other currencies traded in a sideways fashion in varying degrees of volatility

During the quarter, investors redeemed a total of 2,570.53 units. At the end of the quarter there were 67,290.34 units outstanding (including 1,829.41 units owned by the General Partners).

During the fiscal quarter ended March 31, 2004 the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

(d) Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

There have been no material changes with respect to the Partnership’s off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) or disclosures of contractual obligations as reported in the Partnership’s Annual Report on Form 10-K for fiscal year 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Partnership dated December 31, 2003.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., a General Partner of the Partnership, including CISI’s Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of CISI’s have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

a) None

b) None

c) None

d) None

e) The Partnership permits Limited Partners to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit
January	873.80	451.67
February	689.83	481.69
March	1,006.90	463.22
Total	2,570.53

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

a) None

b) None

Item 6. Exhibits and Reports on Form 8-K

	a)	Exhibits
	Exhibit Number	Description of Document
	3.1	Amended and Restated Limited Partnership Agreement.
	10.1	Advisory Contract dated as of March 27, 1987 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.2	Amended Advisory Contracts dated January 23, 1992 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and each of John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.3	Amended Advisory Contract dated April 30, 1996 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P., John W. Henry & Company, Inc. and Sabre Fund Management Limited.
	10.4	Advisory Contract dated as of July 2, 1997 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.
	10.5	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and John W. Henry & Company, Inc.
	10.6	Amendment to Advisory Contract dated September 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.
	10.7	Amended and Restated Advisory Contract dated December 29, 2000 between CIS Investments, Inc., IDS Futures Corporation, IDS Managed Futures, L.P. and Welton Investment Corporation.
	31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
	31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
	32.01	Section 1350 Certification

	b)	Reports on Form 8-K
None

Note:	Exhibits 3.1, 10.1, 10.2 and 10.3 are incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement as filed by the Partnership on June 7, 1996.

Note:	Exhibit 10.4 is incorporated by reference to Post-Effective Amendment No. 3 to the Registration Statement as filed by the Partnership on July 31, 1997.

Note:	Exhibits 10.5, 10.6 and 10.7 are incorporated by reference to Form 10-K by the Partnership on March 26, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

IDS MANAGED FUTURES, L.P.

Date: May 17, 2004

By:	CIS Investments, Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director

(Duly authorized officer of the General Partner and the Principal Financial Officer of the General Partner)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification